Form 10-K
period 2021-12-31
UNIVERSAL ELECTRONICS INC
filed 2022-03-04
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
None
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $426,140,166 based upon the closing sale price of the Company's common stock as reported on the NASDAQ Stock Market for that date.
On March 2, 2022, 12,812,978 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2021 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2021.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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

Sales

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. Our product and technology offerings include:

•easy-to-use, voice-enabled, automatically-programmed universal remote controls with two-way radio frequency ("RF") as well as infrared ("IR") remote controls, sold primarily to video service providers (cable, satellite, Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers, and private label customers;
•integrated circuits ("ICs"), on which our software and universal device control database is embedded, sold primarily to OEMs, video service providers, and private label customers;
•software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smart speakers, game consoles and other consumer electronic and smart home devices to wirelessly connect and interact with home networks and interactive services to control and deliver home entertainment, smart home services and device or system information;
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control with billions of transactions per year in device and data management;
•intellectual property that we license primarily to OEMs and video service providers;
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

Our channel strategy is to partner with customers who are leaders in their respective industries: in consumer electronics, we count Samsung Electronics, Sony Group Corporation and LG Electronics as long-term accounts that represent a significant share of their industry; in video services, Comcast Corporation, Liberty Global and Vodafone Group rank amongst the largest video service providers in their respective markets; in climate control, Daikin Industries Ltd., is the market share leader in the global HVAC industry; and in security, safety and home automation, Vivint Smart Home and Hunter Douglas are channel leaders in their respective connected home markets.

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

Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® ("QuickSet") is a software application that is currently embedded or enabled via a cloud service in over 550 million devices worldwide. QuickSet may be embedded in an AV device, set-top box, or other host device, or delivered as a cloud-based service to enable universal remote setup and control. QuickSet enables universal device control set-up using automated and guided on-screen instructions and a wireless two-way communication link between the remote and the QuickSet enabled device. The two-way connection allows device control code data and configuration settings to be sent to the remote control from the device and greatly simplifies the universal control set-up process and can enable other time-saving features. QuickSet utilizes data transmitted over HDMI or Internet Protocol ("IP") networks to automatically detect various attributes of the connected device and download the appropriate control codes and functions into the remote control without the need for the user to enter any additional information. With QuickSet, consumers switch easily between activities and reliably view their chosen content source with a single touch. A QuickSet user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface or voice-enabled system. Licensees of QuickSet include service providers such as Comcast Corporation, Charter Communications, AT&T Inc. and DISH Network Corporation; smart TV manufacturers such as Sony Group Corporation, LG Electronics and Samsung Electronics Co.; and leading game console manufacturer Sony on its PlayStation 5 remote control.

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

Our technology pipeline has expanded to include an artificial intelligence platform, nevo.ai, that enables a digital assistant for the connected home with a natural language interface to allow interaction with devices within the home using QuickSet's underlying capabilities. For example, our product platform, Nevo Butler, offers a turnkey smart home hub with nevo.ai and QuickSet pre-integrated. Nevo Butler delivers a managed hardware with security built-in capable of supporting other digital assistants. We are engaged with several customers, across different channels, that are currently using our underlying technologies, such as our proprietary microcontrollers, nevo.ai and QuickSet in their devices.

We continue to evolve our hardware and software solutions by adding new features and capabilities to ensure added value. Through our cloud service platforms, QuickSet Cloud and nevo.ai, we also offer Interoperability as a Service, a managed Internet of Things ("IoT") service which ensures compatibility across the most common devices found in consumers' homes. Features are further expandable through enterprise integration with an ecosystem of third-party partner services.

For the years ended December 31, 2021, 2020 and 2019, our sales to Comcast Corporation accounted for 16.3%, 20.1% and 15.9% of our net sales, respectively. For the year ended December 31, 2021, our sales to Daikin Industries Ltd. accounted for 11.8% of our net sales.

Markets and Competition

We continue to place significant emphasis on expanding our sales and marketing efforts to video service providers and home entertainment OEMs in Asia, Latin America and Europe. In the markets for video services we include cable, satellite, IPTV and OTT service providers. In recent years, we have seen a significant change in our markets with the rise of the direct-to-consumer streaming video apps that are enabled on smart TVs and streaming devices as well as advanced set-top boxes. This has resulted in a change in mix in our customer base, especially in the U.S., where our traditional customers in cable and satellite have been complimented with new customers in the digital media streaming domain. Today our portfolio includes universal control products compatible with Apple's TVOS and Google's AndroidTV platforms designed for the Multichannel Video Programming Distributor ("MVPD") market allowing subscribers access to subscription-based channels through hybrid and OTT streaming platforms.

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

Our principal competitors in the home entertainment market are Remote Solutions, Omni Remotes, SMK, Ohsung, Tech4Home and Ruwido. In the international retail and private label markets for wireless controls we compete primarily with a variety of accessory trading and branding companies like Jasco and Hama, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the OEMs themselves and various wireless control manufacturers in Asia.

Leveraging our scale and expertise in low-power RF microcontrollers, we continue to pursue further penetration of our traditional OEM consumer electronics markets as well as newer product categories in the smart home and IoT markets such as lighting, window coverings and bathroom controllers. Customers in these markets integrate our connectivity and cloud-based solutions, services and technology into their products to enhance their consumer lifestyle ecosystems. Growth in these markets has been driven by the increasing demand for more energy efficient homes, consumer convenience and the increasing proliferation of connected devices.

In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the Do-It-Yourself ("DIY") residential security channel, we offer sensor-based products using industry standard Z-Wave® and ZigBee® protocols. In this market, we compete with offshore-based, original design and built-to-print hardware manufacturers, such as Leedarson. In the connected smart home market, we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nortek Control, and other original design manufacturers in Asia.

In the HVAC controller and thermostat market, we compete with regional specialists and global companies such as Honeywell, Johnson Controls, Emerson, Schneider Electric, as well as Far East based OEM manufacturers such as Computime.

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

Our 27 domestic and international subsidiaries are the following:

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
•UEI Cayman Inc., established in the Cayman Islands (1);
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

(1) This subsidiary is in the liquidation process at December 31, 2021 and is expected to be fully dissolved on April 27, 2022.

Resources

Engineering

During 2021, our engineering efforts focused on the following:

•broadening our product portfolio;
•launching new embedded software solutions designed to simplify set-up and control features;
•modifying existing products and technologies to improve features, lower costs and to ensure minimal supply chain disruption;
•maintaining existing products and relocating certain manufacturing to lower cost jurisdictions;
•developing sustainable products that reduce energy use and eliminate waste;
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

During 2021, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around existing and emerging technologies, such as Rf4CE, Bluetooth, Bluetooth Smart WiFi and Matter, a unifying, IP-based connectivity protocol built on proven technologies designed to connect smart home devices reliably and securely across disparate IoT ecosystems. We continue to enhance the capabilities of our service platform (UEI Virtual Agent) for easier device onboarding, identification and troubleshooting across our portfolio of control products.

In 2021, we introduced QuickSet Widget, a family of connectivity modules integrated with QuickSet Cloud device management services, including a remote management dashboard and a mobile software development kit making it easy for OEMs across all channels to upgrade their products to be connected, managed and secured.

Our personnel are involved with various industry organizations and bodies, which are in the process of setting standards for IR and RF communication and networking in the home. Because of the nature of research and development ("R&D") activities, there can be no assurance that any of our R&D projects will be successfully completed or ultimately achieve commercial success.
Intellectual Property and Technology

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our founding in 1986, we have compiled an extensive device control library that includes nearly 13,000 brands comprising over 989,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE), Z-Wave, IP, as well as Home Network and Cloud Control.

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

This device knowledge graph is backed by our unique device fingerprinting technology which includes over 24.4 million unique device fingerprints across both AV and Smart Home devices.

Smart devices are becoming a more prevalent part of the home entertainment experience, and we offer several solutions to enable entertainment device control via smart phones, tablets, smart TVs, smart speakers or digital assistants. In our smart device control solutions, we offer the elements needed for device control ranging from IR and RF controller chips to IP-device control libraries to graphical and voice user interfaces, as well as artificial intelligence systems that deliver context aware device interactions.

We hold a number of patents in the United States and abroad related to our products and technology and have filed domestic and foreign applications for other patents that are pending. At the end of 2021, we had more than 600 issued and pending United States patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world. Our patents have remaining lives ranging from one to 18 years.

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

Manufacturing and Supply

We currently operate vertically integrated manufacturing and assembly factories in the PRC, Mexico and Brazil, which allow us to produce in the regional markets and to scale our production to meet growing demand. We also use selected third-party manufacturers and suppliers in Asia.

Our long-term factory planning strategy is to de-risk our reliance on a PRC-based supply chain by (1) reducing our manufacturing concentration in the PRC, (2) pursuing the lowest cost jurisdictions for manufacturing to ensure market competitive products and (3) offering customers a flexible and globally diverse manufacturing footprint to ensure a reliable and cost-efficient supply chain. To this effect, in 2022, we have leased factory space in Vietnam and expect to commence manufacturing operations in the third quarter of 2022.

Even though we operate three factories in the PRC, manufacturing and assembly plants in Mexico and Brazil, respectively, and plan to open a manufacturing facility in Vietnam in 2022, we continue to evaluate additional third-party manufacturers and sources of supply. During 2021, we utilized multiple third-party manufacturers and maintained duplicate tooling for certain of our products. Where possible we utilize standard parts and components, which are available from multiple sources.

We are a large consumer of integrated circuits, including low-power, RF chips and modules that are used throughout our product portfolios. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated system on a chip supplier dependence, we include microcontroller technology which incorporates non-volatile, reprogrammable flash memory in most of our products. Flash memory-based microcontrollers have shorter lead times than microcontrollers using other memory technologies and may be reprogrammed. This allows us flexibility to use a given component on many different products, has the added benefit of potentially reducing excess and obsolete inventory exposure and allows us to update our product functionality in the field. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms. Qorvo International Pte Ltd. provided 11.8% and 14.2% of our total inventory purchases in 2021 and 2020, respectively. In 2019, no single supplier provided more than 10% of our total inventory purchases.

Our manufacturing process consists of plastic injection, keypad molding, coating or painting, surface mounting of printed circuit boards, assembly, software installation, functional testing, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Our manufacturing facilities are certified to the ISO 9001:2015 International Standard for quality management. Testing and quality control are applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers. Our manufacturing facilities in Mexico and in Yangzhou, PRC are also certified to the TL 9000 Standard, which is the telecom industry's unique extension to ISO 9001:2015. Our manufacturing facilities are certified to the ISO 14001:2015 International Standard for environmental management systems. In addition, our manufacturing facilities in Yangzhou, PRC have also achieved ISO 45001 International Standard for safety and health management systems, with one of the facilities successfully completing the Validated Audit Process with the Responsible Business Alliance ("RBA"). We are focused on reducing the impact of our operations on the environment; and our teams continue to examine practices and processes throughout our facilities to identify opportunities for greater efficiency. Each of our manufacturing facilities has standing policies and targets for the monitoring and management of waste generation and energy consumption, and continually strives for the reduction in electricity consumption, water usage and greenhouse gas emission. In particular, in response to the greater focus on combating climate change, each manufacturing facility has set targets for the year-over-year reduction of greenhouse emission and actively monitored its greenhouse emission throughout the year.

We are an Affiliate Member of the RBA, the world's largest industry coalition dedicated to corporate social responsibility in global supply chains, and we are required to comply with RBA's rigorous Code of Conduct. Through the RBA program, we will assess our supply chain from tier 1 through tier 3 suppliers and request Validated Assessment Program audits for any identified high-risk suppliers. In addition to requiring observance to strict quality standards by our suppliers, we maintain and require our suppliers to adhere to a robust Global Supplier Code of Conduct and Fair Competition Policy ("Supplier Code of Conduct"), which is available on our website and is an essential part of our supply chain management. As part of the initial qualification and ongoing audit process, our dedicated Global Supplier Quality Management Team examines a supplier's social and environmental responsiveness in areas such as labor and human rights practice, occupational health and safety, and environmental protection.

Further, our Supplier Code of Conduct sets forth our global expectations that we have in the areas of fair dealing, legal compliance, business integrity, labor practices, health and safety, and environmental management. In particular, we require all within our supply chain to respect basic human rights and to not engage in any involuntary or forced labor and to fully comply with all laws and regulations pertaining to the appropriate and dignified treatment of all workers. In addition, we adhere to, and require those within our supply chain to adhere to the RBA Code of Conduct, which among other things prohibits the use of forced labor in any manner. To better enforce a zero-tolerance of forced labor, our employees, including but not limited to those within the Global Supplier Quality Management Team, have been trained to identify signs of forced labor and other unlawful labor practices and we continue to evaluate our global ESG compliance policies and procedures to ensure we have a global program that follows best-practices and adheres to changes in laws and regulations.

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

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2021, 2020 and 2019, the costs incurred in complying with federal, state and local statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings, financial condition or competitive position. In addition, during the same period, the costs incurred in complying with other applicable government regulations likewise did not materially affect our earnings, financial condition or competitive position. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs that may have a material adverse effect upon our capital expenditures, earnings or financial condition.

Our operations, supply chain and our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and lower carbon technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with our customers to find and promote ways that our technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.

We are committed to reducing and eliminating substances of concern from our products and manufacturing process. Our products distributed in the European Union are compliant with the RoHS (Restriction of Hazardous Substances Directive 2002/95/EC) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) directives. In other regions, we also need to comply with our customers' specific requirements relating to the non-use of certain hazardous substances in the products, which are typically equally or more stringent than the RoHS directive. We have a dedicated "Green Team," based in the PRC and comprised of engineers, scientists and environmental regulation experts, that analyze our products, processes, and raw materials to ensure that we comply with environmental and government regulations worldwide. Additionally, we have in-house testing capability to ensure product compliance. In 2020, the Chinese government published four National Standards with the aim of reducing emission of certain volatile organic compounds ("VOC") in adhesives, coatings, ink and cleaning agents. Our Green Team has been working proactively for the identification and reduction of such VOCs within our supply chain. We place great importance in strict compliance of local health and safety laws and regulations. At our manufacturing facilities, we are also committed to protecting our workers from exposure to hazardous substances under an established health and safety management system; for example, we strive to have our facilities be free of lead and the substances banned by RoHS, and we are increasing our use of water-based paint at our facilities.

We strive to extend the useful life of our products and reduce our products' impact on the environment, and we have invested significant R&D in improving the energy efficiency of our battery-operated products. For example, we deploy a low energy IR-engine in some of our products which can extend battery life regardless of the protocols utilized by the product. In 2021, we started shipping an Android TV remote product with a USB-C rechargeable battery to reduce battery consumption throughout the life of the product. We recently introduced our latest control platform and related technologies that address the growing demand for sustainable products that reduce energy use and eliminate waste. With this platform, we partnered with technology leaders and invested in bringing ultra-low power connectivity chips with built-in energy harvesting and photovoltaic cells to the market. These chips offer more computing power, while consuming up to 80% less battery power, enabling up to ten times longer battery life. We also offer a robust product refurbishment program to our customers where we reclaim, refurbish and recycle pre-owned remote controls. Under this program, substantially all of the materials in a pre-owned remote control unit are reused or recycled; for example, used plastics and silicon are ground and reused in other products. We have also employed new master carton packing methods to increase shipping efficiency and reduce cardboard usage. Some of our manufacturing facilities are switching to the use of recycled solder. To further reduce collateral waste, we have introduced an initiative to reduce and/or remove single use plastics ("SUP") from our supply chain and manufacturing process for certain customer programs.

Human Capital

At December 31, 2021, we employed 3,945 members of staff across our worldwide facilities. Of this staff, 2,850 are associated with our manufacturing and supply chain organizations in the PRC, Mexico and Brazil. Beyond the manufacturing and supply chain organizations, 675 of staff work in engineering and R&D, 109 work in sales and marketing, 31 work in consumer service and support and 280 work in executive and administrative functions.

Additionally, in the PRC, as is standard practice, we work with third-party agencies who have recruited and provided us with 3,135 workers to support our production activities. As with all others within our supply chain, these third-party agencies are required to adhere to our Supplier Code of Conduct, which among other things, prohibits the use of forced labor and sets forth requirements on fair dealing, legal compliance, business integrity, labor practices, health and safety, and environmental management.

We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ. Talent management is critical to our ability to execute our long-term growth strategy, and we utilize both internal human resource personnel and external recruiting firms to identify and attract such talent. Through our history of technological innovation, we appreciate the importance of retention, growth and development of our employees. We regularly collect feedback from employees to better understand and improve their experiences and identify opportunities to continually strengthen our culture. Due to the nature of our activities, we tend to heavily invest in engineering capital, employing highly skilled and specialized engineers and technicians in the areas of electronics, RF design, software, cloud, mechanical, industrial design, manufacturing and quality disciplines.

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

We are committed to an inclusive culture that values equality, opportunity and respect. We have an active Code of Conduct and Supplier Code of Conduct that our employees and supply chain members, respectively, must adhere to, both of which cover diversity, inclusion, anti-discrimination and corporate social responsibility. The respect for human rights is a core tenet both within our organization and when working with our supply chain members, and our employees are encouraged to notify the Company if they notice or suspect any violation of our employee Code of Conduct, Supplier Code of Conduct or of law. We have a confidential ethics hotline to enable our employees to report any suspected violations of applicable laws or policies. In locations where we use third-party employment or labor agencies to source some members of our workforce, we have increased our audit and review efforts of such agencies to ensure that their practices are in line with our policies and priorities and they operate in compliance with our Supplier Code of Conduct and the RBA Code of Conduct.

Throughout the COVID-19 pandemic, our top priority has been the health, safety, and well-being of our employees and their families, including those workers provided to us by third-party labor agencies. Our cross-functional COVID-19 steering committee meets regularly to review the latest data from business and site leaders, identify and address emerging risks, and formulate our response to actions taken by governments and public policy organizations. We have put in place policies and protocols based on guidance from public health leaders and regularly review and update them to reflect the best, most current information available.

Labor unions represent approximately 43.9% of our 3,945 employees at December 31, 2021. Some of these unionized workers are employed in Monterrey, Mexico, and are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.

Seasonality

Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2022.

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers on March 4, 2022:

Name	Age	Position
Paul D. Arling	59	Chairman of the Board and Chief Executive Officer
Bryan M. Hackworth	52	Senior Vice President and Chief Financial Officer
Ramzi S. Ammari	56	Senior Vice President, Corporate Planning and Strategy
David Chong	60	Executive Vice President, Asia
Richard A. Firehammer, Jr.	64	Senior Vice President, General Counsel and Secretary
Menno V. Koopmans	46	Senior Vice President, Global Sales
Joseph E. Miketo	65	Senior Vice President, Operations (to retire on June 30, 2022)

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2021 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2022 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wall covering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. Mr. Arling received his Bachelor of Science and Master of Business Administration from The Wharton School of the University of Pennsylvania.

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

Joseph E. Miketo is our Senior Vice President, Operations. Mr. Miketo rejoined us in January 2019 to lead our global manufacturing and operations. He originally joined us in 2008 holding various positions, ultimately advancing to Senior Vice President of Operations by 2013. He has announced his intention to retire on June 30, 2022. Before rejoining us in 2019, he was President/COO at Cast Nylons, a privately held manufacturer and distributor of cast nylon stock shapes and custom cast parts.

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

Risks and Uncertainties

We are subject to various risks that could materially and adversely affect our business, results of operations, cash flows, liquidity, or financial condition which make an investment in our securities risky. You should understand that these risks could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this report or in other Company communications, including those we file from time to time with the SEC. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

Risks Relating to the COVID-19 Pandemic

The global spread of COVID-19 has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on ports, work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus, particularly in light of new variants, and the availability of effective treatments or vaccines); and the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As the COVID-19 pandemic continues, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain the COVID-19 pandemic are continuing to evolve globally. Our COVID-19 task force, which includes a cross-functional group of senior-level executives, continues to manage and respond to the ever-changing health and safety requirements across the globe and communicate our responses and recommended course of action to our global factory and office leaders.

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

Further, we continue to monitor and follow suggested guidelines by the Centers for Disease Control and Prevention, the World Health Organization, and local governmental orders and recommendations. The continued safety and welfare of our employees will remain at the forefront of our decision-making.

We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted into, at least, the first half of 2022 given the global reach and economic impact of the COVID-19 pandemic and the various quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. A closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results. We have also seen disruptions in our supply chain, due to difficulty in obtaining ICs and substantial delays in the transportation and the onloading and offloading of our product due to significant congestion at ports throughout the world. This, in turn, causes significant congestion in other downstream transportation, such as via trucks and rail. As such, these congestions have caused and continue to cause difficulty and delays in our ability to fulfill customer orders and have resulted in increased logistics costs.

We will continue to actively monitor these situations and may take further actions altering our business operations as necessary or as required by federal, state, or local authorities. The potential effects of any such alterations or modifications may have a material adverse impact on our business during 2022. Even after the COVID-19 pandemic subsides or effective treatments or vaccines become available, our business, markets, growth prospects and business model could be materially impacted or altered.

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

Technology Changes in Wireless Control and Sensing
We currently derive substantial revenue from the sale of wireless remote controls, sensors and home automation products based on IR and RF and other technologies. Other control technologies exist or may be developed that may compete with this technology. In addition, we develop and maintain our own database of IR and RF codes. There are other IR and RF libraries offered by companies that we compete within the marketplace. The advantage that we may have compared to our competitors is difficult to measure. In addition, if competing wireless control and sensing technology and products gain acceptance and start to be integrated into home electronics devices and home security and automation products that are currently utilizing our remote controllers and sensors, demand for our products may decrease, resulting in decreased operating results, financial condition and cash flows.

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

While we generally have a broad and varied customer base, during the years ended December 31, 2021, 2020 and 2019, Comcast Corporation accounted for sales totaling more than 10% of our net sales. During the year ended December 31, 2021, Daikin Industries Ltd. also accounted for sales totaling more than 10% of our net sales. In addition to these customers, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.

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

Dependence on Foreign Manufacturing
Although we operate factories in the PRC, Brazil and Mexico and expect to commence manufacturing operations in a new factory in Vietnam in the third quarter of 2022, third-party manufacturers located in Asia continue to manufacture a portion of our products. We believe that the loss of any one or more of our manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major third-party manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.

Use of Third-Party Employment Agencies
We utilize the services of third-party employment or labor agencies to provide us with staff to support our production activities. While we require these agencies to adhere to our Supplier Code of Conduct, which among other things prohibits forced labor in any manner and requires them to treat all employees with respect and dignity, use of these third-party agencies has come under worldwide scrutiny. In October 2021, Reuters published an article indicating that individuals from China's Uyghur minority, originally resident in the Xinjiang Uyghur Autonomous Region of China ("XUAR"), were working in a factory operated by our Chinese subsidiary, Gemstar Technology (Qinzhou) Co. Ltd. ("Gemstar"). The article alleged that the presence of these workers in our factory was indicative of "a transfer program described by some rights groups as forced labor." These workers were employed, managed by and provided to Gemstar by a third-party employment agency. As a result of this article, we commissioned two separate audits. Both audits confirmed that there were no indicia of forced labor or any other violations of human rights and that Gemstar compensated these individuals for their work at the same rates as workers of other ethnicities who had comparable skills and roles and at a level that was above the local minimum wage. Although our review did not identify any instances in which individuals were obliged or in any other way forced to work at the Gemstar factory or were paid less than their promised wage, Gemstar terminated its relationship with that agency, ended its arrangement with these workers, and paid all outstanding wages and severance directly and individually to each of the workers in question.

Shortly after publication of the Reuters article, three U.S. Senators heading the U.S. Senate Foreign Affairs Committee (the "Committee") jointly wrote to us seeking information regarding these workers and the terms of their work at our Gemstar factory. We cooperated fully with the Committee's inquiry and provided the Committee with timely and complete responses to all of its questions.

Nonetheless, the perception that we or an entity affiliated with us might have had associations with a program described by some as involving forced labor could result in reputational damage as well as lost revenue. To date, as a result of this perception, one customer has put further business with us on hold. Should additional customers cease doing business with us, the loss of revenue could become material, which would have an adverse effect on our business, results of operations and financial condition.

Legislation Pertaining to Forced Labor
On December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the "UFLPA") which is to take effect on June 21, 2022. The UFLPA creates a rebuttable presumption that all goods produced or manufactured, even partially, in XUAR, were made with forced labor and, therefore, would not be allowed entry at U.S. ports. Importers will be required to present clear and convincing evidence that goods from the XUAR are not made with forced labor. Under the law, U.S. Customs and Border Protection is tasked with developing targeting and enforcement strategies, the details of which are yet to be finalized. The UFLPA also builds on prior legislation, such as 2020's Uyghur Human Rights Policy Act (the "UHRPA") by expanding the UHRPA's authorization of sanctions to cover foreign individuals responsible for human rights abuses related to forced labor. While we do not source product from the XUAR and have increased actions to ensure our entire supply chain is free of any products made with forced labor, there is nonetheless a risk, particularly in light of prior media allegations about Gemstar, that our business, results of operations and financial condition could be adversely affected by the UFLPA, the UHRPA and related regulatory requirements and enforcement activity.

The U.S. government has also recently expanded regulatory and enforcement activity related to a long-existing ban on U.S. importation of products produced with forced labor. Section 307 of the U.S. Tariff Act of 1930, as amended ("Section 307") prohibits U.S. importation of goods that are produced or manufactured, wholly or in part, in any non-U.S. country by forced or indentured labor. While we do not believe we or any of our affiliates have used forced labor, and Gemstar has terminated its relationship with the third-party labor agency, ended its arrangement with these workers in question, and paid all outstanding wages and severance directly and individually to each of these workers, we cannot guarantee that the relevant U.S. authorities will not decide that forced labor exists or existed in the manufacturing of our products or in our supply chain and, pursuant to Section 307, prohibit or otherwise penalize U.S. imports of certain of our products, which would have an adverse effect on our business, results of operations and financial condition. In addition, if any new legislation or regulatory action that imposes additional restrictions or requirements on importation with respect to alleged use of forced labor were to be enacted in the United States or in other regions where we do business, our business, results of operations and financial condition could be adversely affected.

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

Difficulty in Ordering ICs and Increases in Commodities and Freight Costs Have Adversely Affected and Will Continue to Adversely Affect Our Business.
We continue experiencing difficulty in ordering ICs for future use and that difficulty is expected to continue through at least mid to late 2022. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to adversely affect our business. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find these alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers' demands. This, in turn, may affect our ability to meet our quarterly revenue targets and otherwise adversely affect our business. In addition, many of our products are paired with certain of our customers' products, like set-top boxes and televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease. Also, we are beginning to experience increases in commodities and freight costs which could adversely affect our margins. Further, we may incur additional freight costs to meet the delivery demands of our customers.

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

In addition, we have an exposure to oil prices in two forms. The first is in the prices of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products. The second is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. Rising oil prices may have an adverse effect on cost of sales and operating expenses. In fact, we have already seen oil price increases immediately after the invasion by Russia into Ukraine.

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

Risks Relating to Regulation and Legal

Certain Regulatory and Financial Risks Related to Climate Change
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows.

Significant Developments From Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
The U.S. government implemented additional tariffs on certain goods imported from the PRC. We manufacture a substantial amount of our products in the PRC and are presently subject to these additional tariffs and will remain so until the tariff lists are altered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

Additionally, the United Kingdom's exit from the European Union has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. The United Kingdom and the European Union entered into a free trade agreement that now governs the relationship between the United Kingdom and the European Union. While the United Kingdom and the European Union can generally continue to trade with each other without the imposition of tariffs for imports and exports, there are new customs requirements that require additional documentation and data, and there are also new controls on the movement and reporting of goods. Although we have not experienced any material disruption in our business as a result of the United Kingdom's exit from the European Union, we do not know the extent that this exit and the free trade agreement will ultimately have on the business and regulatory environment in the United Kingdom, the rest of the European Union or other countries, although it is possible there will be tighter controls and administrative requirements for imports and exports between the United Kingdom and the European Union or other countries, as well as increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Our international operations, and resulting revenues, continue to grow, making up a significant part of our current business and future strategic plans. We presently operate factories in the PRC, Brazil and Mexico, engineering centers in India, Korea and Japan and rely on third-party manufacturers located in Asia. In addition, we expect to commence manufacturing operations in Vietnam in the third quarter of 2022. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

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

We are Subject to a Wide Variety of Complex Domestic and Foreign Laws and Regulations
We are subject to a wide variety of complex domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, laws governing improper business practices, and health, safety and environmental laws and regulations. These laws and regulations not only govern our current operations and products, but could also impose liability on us for our past operations.

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

Although we believe that we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means that compliance risks will continue to exist. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, will likely arise from time to time. These investigations, examinations and other proceedings may subject us to significant liability and require us to make significant accruals or pay significant settlements, fines and penalties, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Patents, Trademarks, and Copyrights
We have numerous patents, trade secrets, trademarks, trade names, and know-how that are valuable to our business. However, the procedures by which we identify, document, and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will be issued, or if issued, will deliver any lasting value to us. Because of the rapid innovation of products and technologies that is characteristic of our industry, there can be no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. We further believe that while our business is not materially dependent upon any single patent, trade secret, trademark, trade name, copyright, or know-how, we do have "families" of patents that are interrelated, which if patents within these "families" are determined to be invalid or unenforceable, could have a detrimental effect on our business. Despite our efforts to protect such intellectual property and other proprietary information from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our intellectual property and information without our authorization. Although we rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our intellectual property rights, the laws of some countries may not protect such rights to the same extent as the laws of the United States. Unauthorized use of our intellectual property by third parties, the failure of foreign countries to have laws to protect our intellectual property rights, or an inability to effectively enforce such rights in foreign countries could have an adverse effect on our business.

In addition, as is typical in our business, third parties may challenge the validity of our patents. In the event that such challenges prove successful, the value of our patents may decline which, in turn, could have an adverse effect on our business.

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

Potential Fluctuations in Quarterly Results
We may from time to time increase our operating expenses to fund greater levels of R&D, sales and marketing activities, development of new distribution channels, improvements in our operational and financial systems, moving manufacturing capabilities to other countries and development of our customer support capabilities, and to support our efforts to comply with various government regulations. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be adversely affected.

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

A significant portion of our operations is conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans or other payments. In addition, any payment of dividends, loans or advances by our subsidiaries may be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Further, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.

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

Risks Relating to Our Stock

The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue. The trading market for our common stock has historically been at low volumes and our market price is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

Stockholders of other companies have instituted securities class action litigation against such companies after periods of price volatility in such companies' stock. If we were to become involved in such securities litigation, we may incur substantial costs and the attention of management may be diverted from our business.

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

Future Sales of Our Shares By Our Largest Stockholders May Depress the Market Price of Our Common Stock
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock may be negatively affected. Further, due to our historically low trading volumes, such large stockholders may not be able to sell the number of shares they wish to sell and/or in the time frame in which they wish to sell. Moreover, while such large stockholders are attempting to sell their shares, other stockholders may not be able to sell their shares at the price and time that such other stockholders desire due to the low trading volumes of our stock. Additionally, in

March 2016, we issued common stock purchase warrants to Comcast to purchase up to 725,000 shares of our common stock at a price of $54.55 per share. The right to exercise the warrants was subject to vesting over three successive two-year periods (the third two-year period commenced on January 1, 2020 and ended on December 31, 2021) based on the level of purchases of goods and services from us by Comcast and its affiliates, as defined in the warrants, and Comcast is vested in 275,000 of the warrants as of the end of the periods. To the extent that Comcast exercises the warrants and sells any of the shares of common stock issuable upon exercise, or the perception that such sales may occur, could adversely affect the market price and/or trading volume of our common stock.

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

Global economic uncertainty continues to exist, particularly in light of the ongoing COVID-19 pandemic. The continuation or worsening of the global economic downturn may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.

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

Risks Relating to Natural or Man-Made Disasters, Contagious Disease, Violence, or War May Cause Increases in the Cost of Raw Materials and Energy which May Adversely Affect Our Earnings or Cash Flow
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. So called "Acts of God," such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we lease and/or own properties and equipment or manage our business, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events, including the recent actions taken by Russia against Ukraine, could disrupt sales volumes, raw material and fuel supplies and increase our costs, reduce our ability to manufacture and supply our products, and/or increase our operating costs, all of which could adversely affect our earnings or cash flows and profits. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly silicon and plastic packaging. The cost of raw materials and energy has in the past experienced, and likely will in the future continue to experience, periods of volatility.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Carlsbad, California	Engineering, research and development	30,758	Leased, expires December 31, 2027
Poway, California	Engineering, research and development	7,891	Leased, expires December 31, 2024
San Mateo, California	Engineering, research and development	5,998	Leased, expires January 31, 2024
Santa Ana, California	Engineering, research and development	18,420	Leased, expires November 30, 2027
Bangalore, India	Engineering, research and development	21,326	Leased, expires September 30, 2022
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2023
Hong Kong, PRC	Asian headquarters	6,550	Leased, expires July 31, 2022
Enschede, Netherlands	European headquarters and call center	19,137	Leased, expires February 29, 2024
Guangzhou, PRC	Service center	26,850	Leased, expires April 14, 2023
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2022
Monterrey, Mexico	Manufacturing facility	101,571	Leased, expires September 30, 2023
Monterrey, Mexico	Manufacturing facility	145,185	Leased, expires July 29, 2025
Qinzhou, PRC	Manufacturing facility	72,119	Leased, expires May 31, 2023
Qinzhou, PRC	Manufacturing facility	398,269	Leased, expires February 28, 2022
Qinzhou, PRC	Manufacturing facility	248,448	Leased, expires October 31, 2025
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025

(1)Private ownership of land in mainland PRC is not allowed. All land in the PRC is owned by the government and cannot be sold to any individual or entity. These facilities were developed on land which we lease from the PRC government.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. Our stockholders of record on March 2, 2022 numbered 134. We have never paid cash dividends on our common stock, nor do we currently intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the future operation and expansion of our business.

Purchases of Equity Securities

The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021 - October 31, 2021	57,296	$49.47	56,671	—
November 1, 2021 - November 30, 2021	162,818	38.31	159,110	140,890
December 1, 2021 - December 31, 2021	164,412	38.78	140,890	—
Total	384,526	$40.17	356,671

(1)Of the repurchases in October, November and December, 625, 3,708 and 23,522 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy option cost and tax withholding obligations in connection with stock option exercises and the vesting of restricted shares.

(2)On October 20, 2021, our Board of Directors approved a new repurchase plan with an effective date of November 9, 2021 (the "November 2021 Program"). Pursuant to the November 2021 Program, we were authorized to repurchase up to 300,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 300,000 shares or February 17, 2022. The November 2021 Program was completed in December 2021, upon repurchase by us of all 300,000 shares as authorized. On February 10, 2022, our Board approved a new share repurchase program with an effective date of February 22, 2022 (the "February 2022 Program"). Pursuant to the February 2022 Program, we may, from time to time until May 5, 2022, repurchase up to 300,000 shares of our common stock. We may repurchase shares of common stock in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Exchange Act.

Performance Chart

The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five-year period ended December 31, 2021. The comparison assumes that $100 was invested on December 31, 2016 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Returns of Universal Electronics Inc., S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Universal Electronics Inc.
S&P Small Cap 600
NASDAQ Composite
Peer Group Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Universal Electronics Inc.	$100	$73	$39	$81	$81	$63
S&P Small Cap 600	$100	$112	$101	$122	$134	$167
NASDAQ Composite Index	$100	$128	$123	$167	$239	$291
Peer Group Index (1)	$100	$129	$123	$150	$253	$232

(1)     Companies in the Peer Group Index are as follows: Xperi Corporation (formerly TiVo Corporation), Logitech International, Dolby Laboratories, Inc., and VOXX International Corp.

The information presented above is as of December 31, 2016 through December 31, 2021. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally discuss 2021 and 2020 items and year-to-year comparisons between 2021 and 2020 in the section that follows. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

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

Overview

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. Our product and technology offerings include:

•easy-to-use, voice-enabled, automatically-programmed universal remote controls with two-way radio frequency ("RF") as well as infrared ("IR") remote controls, sold primarily to video service providers (cable, satellite, Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers, and private label customers;
•integrated circuits ("ICs"), on which our software and universal device control database is embedded, sold primarily to OEMs, video service providers, and private label customers;
•software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smart speakers, game consoles and other consumer electronic and smart home devices to wirelessly connect and interact with home networks and interactive services to control and deliver home entertainment, smart home services and device or system information;
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control with billions of transactions per year in device and data management;
•intellectual property that we license primarily to OEMs and video service providers;
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

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes nearly 13,000 brands comprising over 989,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE), Z-Wave, IP, as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology which includes over 24.4 million unique device fingerprints across both AV and Smart Home devices.

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

To recap our results for 2021:

•Net sales decreased 2.1% to $601.6 million in 2021 from $614.7 million in 2020.
•Our gross profit percentage increased to 28.8% in 2021 from 28.7% in 2020.
•Operating expenses, as a percent of sales, increased to 24.9% in 2021 from 22.6% in 2020.
•Operating income decreased to $23.3 million in 2021 from $37.3 million in 2020, and our operating margin percentage decreased to 3.9% in 2021, compared to 6.1% in 2020.
•Our effective tax rate increased to 67.0% in 2021 from 12.1% in 2020.

Our strategic business objectives for 2022 include the following:

•continue to develop and market advanced remote control products and technologies our customer base is adopting;
•continue to broaden our home control and home automation product offerings;
•continue to expand our software and service offerings to deliver a complete managed service platform;
•continue to invest in creating technology differentiation across our global product portfolio;
•further penetration of international subscription broadcasting markets;
•acquire new customers in historically strong regions;
•increase our share with existing customers;
•continue to seek acquisitions or strategic partners that complement and strengthen our existing business; and
•continue our long-term factory planning strategy of reducing our concentration risk in the People's Republic of China.

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

COVID-19 Pandemic Impact

The global spread of COVID-19 has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on ports, work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus, particularly in light of new variants, and the availability of effective treatments or vaccines); and the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As the COVID-19 pandemic continues, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain the COVID-19 pandemic are continuing to evolve globally. Our COVID-19 task force, which includes a cross-functional group of senior-level executives, continues to manage and respond to the ever-changing health and safety requirements across the globe and communicate our responses and recommended course of action to our global factory and office leaders.

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

We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted into, at least, the first half of 2022 given the global reach and economic impact of the COVID-19 pandemic and the various quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. A closure of one of our factories for a sustained period of time would, in the short run, impact our ability to meet customer demand and would negatively impact our results. We have also seen disruptions in our supply chain, due to difficulty in obtaining ICs and substantial delays in the transportation and the onloading and offloading of our product due to significant congestion at ports throughout the world. This, in turn, causes significant congestion in other downstream transportation, such as via trucks and rail. As such, these congestions have caused and continue to cause difficulty and delays in our ability to fulfill customer orders and have resulted in increased logistics costs.

We will continue to actively monitor these situations and may take further actions altering our business operations as necessary or as required by federal, state, or local authorities. The potential effects of any such alterations or modifications may have a material adverse impact on our business during 2022. Even after the COVID-19 pandemic subsides or effective treatments or vaccines become available, our business, markets, growth prospects and business model could be materially impacted or altered.

Global Integrated Circuit Shortage Impact

We continue experiencing difficulty in ordering ICs for future use and that difficulty is expected to continue through at least mid to late 2022. The global shortage of ICs is affecting a multitude of industries and we expect it to continue to affect our business. While we are identifying other sources of ICs and taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that we will find alternative sources to meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to find alternative sources of ICs or are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers' demands. This, in turn, may affect our ability to meet our quarterly revenue targets. Further, we may incur additional freight costs to meet the delivery demands of our customers. In addition, many of our products are paired with certain of our customers' products, like set-top boxes or televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

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

We have reviewed and confirmed that Gemstar compensated these individuals for their work at the same rates as workers of other ethnicities who had comparable skills and roles, and at a level that was above the local minimum wage. Although our review did not identify any instances in which individuals were obliged or in any other way forced to work at the Qinzhou facility or were paid less than their promised wage, Gemstar, which engaged these workers through a third-party labor agency, terminated its relationship with that agency, ended its arrangement with these workers, and paid all outstanding wages and severance directly and individually to each of the workers in question. Nonetheless, the perception that we or an entity affiliated with us might have had associations with a program described by some as involving forced labor could result in reputational damage as well as lost revenue. To date, as a result of this perception, one customer has put further business with us on hold. Should additional customers cease doing business with us, the loss of revenue could become material, which would have an adverse effect on our business, results of operations and financial condition. We take all allegations regarding working conditions seriously, and took a cooperative approach to responding to the Committee's letter, cooperated fully with the Committee's inquiry and provided the Committee with timely and complete responses to all of its questions.

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

Royalty Revenue – We license our symbolic intellectual property which includes our patented technologies and database of control codes. Royalty revenue is recognized for these licensing arrangements on an over time basis. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. The number of shipped units is estimated based on historical royalty revenue and other known factors. If actual shipped units differ from our estimates we will record a reduction or increase to net sales in the period the actuals are reported by the licensee, typically in the following quarter.

Sales Returns and Allowances – A provision is recorded for estimated sales returns and allowances and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net sales in the period in which we make such a determination.

    Sales Discounts and Rebates – A provision is recorded for estimated sales discounts and rebates and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Changes in such accruals may be required if actual discounts and rebates differ from our estimates.

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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	71.2	71.3
Gross profit	28.8	28.7
Research and development expenses	5.1	5.1
Selling, general and administrative expenses	19.8	17.5
Operating income	3.9	6.1
Interest income (expense), net	(0.1)	(0.2)
Loss on sale of Argentina subsidiary	(1.0)	—
Accrued social insurance adjustment	—	1.5
Other income (expense), net	(0.1)	(0.2)
Income before provision for income taxes	2.7	7.2
Provision for income taxes	1.8	0.9
Net income	0.9%	6.3%

Year Ended December 31, 2021 ("2021") Compared to Year Ended December 31, 2020 ("2020")

Net sales. Net sales for 2021 were $601.6 million, a decrease of 2.1% compared to $614.7 million in 2020. Sales in our subscription broadcast channel, primarily in North America, were lower than in the prior year. Partially offsetting this decrease is growth in our HVAC channel, particularly in the APAC region, as consumers are demanding higher-end solutions. Our customers in the HVAC channel began incorporating our technology in their high-end products and are now including these advanced solutions in a variety of models. In addition, royalty revenue has increased as a few of the largest TV OEMs in the world are embedding our technology in their devices.

Gross profit. Gross profit in 2021 was $173.0 million compared to $176.3 million in 2020. Gross profit as a percent of sales remained relatively consistent at 28.8% in 2021 compared to 28.7% in 2020. Gross profit as a percent of sales was favorably impacted by a mix shift towards higher margin revenue streams such as royalties, as a few of the largest consumer electronic companies in the world are embedding our technology in their devices. The gross margin increase due to mix shift was partially offset by the weakening of the U.S. Dollar versus the Chinese Yuan Renminbi and Mexican Peso and by higher material and freight costs. In addition, impairment expenses relating to the underutilization of property, plant and equipment in our PRC-based factories were incurred in 2021 as a result of our long-term factory planning strategy to reduce our concentration risk in that region.

Research and development ("R&D") expenses. R&D expenses decreased 1.7% to $30.9 million in 2021 from $31.5 million in 2020 primarily due to a decrease in incentive compensation.

Selling, general and administrative ("SG&A") expenses. SG&A expenses increased 10.5% to $118.8 million in 2021 from $107.5 million in 2020, primarily due to an increase in outside legal expenses related to specific legal matters.

Interest income (expense), net. Net interest expense decreased to $0.6 million in 2021 from $1.4 million in 2020 as a result of a lower average loan balance and a lower average interest rate.

Loss on sale of Argentina subsidiary. During 2021, we completed the sale of our subsidiary, One For All Argentina S.R.L, recording a loss on sale of $6.1 million. The loss was primarily attributable to the weakening of the Argentinian Peso versus the U.S. Dollar resulting in a loss in equity value in our Argentina subsidiary and ultimately sales proceeds that were significantly less than the invested capital.

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

Other income (expense), net. Other expense, net was $0.6 million in 2021, as a result of net foreign currency losses offset partially by miscellaneous non-operating gains, compared to other expense, net of $1.4 million in 2020, as a result of net foreign currency losses offset partially by miscellaneous non-operating gains.

Income tax expense. Income tax expense was $10.8 million in 2021 compared to $5.3 million in 2020. Our effective tax rate was 67.0% in 2021 compared to 12.1% in 2020. Our effective tax rate was higher than normal in 2021 as a result of the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance and the nondeductible losses on the sale and liquidation of our Argentina and Cayman subsidiaries, respectively. Our effective tax rate was lower than normal in 2020 as a result of the application of preferential foreign tax rates as well as foreign income not subject to tax in its respective local jurisdictions, partially offset by the U.S. tax loss not being benefited due to the valuation allowance.

Liquidity and Capital Resources

Sources of Cash

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. In addition, we have utilized our revolving line of credit to fund an increased level of share repurchases and past acquisitions. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures, expenses associated with our long-term factory planning strategy, future discretionary share repurchases and potential future acquisitions. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays for at least the next twelve months and for the foreseeable future thereafter; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the market risks identified in "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

	December 31,
	2021	2020
Cash and cash equivalents	$60,813	$57,153
Available borrowing resources	66,300	102,300

Cash and cash equivalents – On December 31, 2021, we had $6.4 million, $16.0 million, $11.8 million, $17.6 million and $9.0 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

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

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at December 31, 2021. At December 31, 2021, we had an outstanding balance of $56.0 million on our Credit Line and $66.3 million of availability.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 9" for further information regarding our Credit Line.

Uses of Cash

Our cash flows were as follows:

(In thousands)	Year Ended December 31, 2021	Increase (Decrease)	Year Ended December 31, 2020
Cash provided by operating activities	$40,283	$(33,109)	$73,392
Cash provided by (used for) investing activities	(17,041)	6,693	(23,734)
Cash provided by (used for) financing activities	(22,026)	43,938	(65,964)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,444	3,287	(843)
Net increase (decrease) in cash and cash equivalents	$3,660	$20,809	$(17,149)

	December 31, 2021	Increase (Decrease)	December 31, 2020
Cash and cash equivalents	$60,813	$3,660	$57,153
Working capital	120,359	(26,974)	147,333

Net cash provided by operating activities was $40.3 million during 2021 compared to $73.4 million during 2020. Net income was $5.3 million in 2021 compared to $38.6 million in 2020. Accounts payable and accrued liabilities resulted in net cash inflows of $0.9 million in 2021 compared to net cash outflows of $33.5 million in 2020, largely as a result of a significant increase in inventories and a decrease in payments related to accrued compensation in 2021. Inventories increased by $15.0 million during the year ended December 31, 2021 due to efforts to mitigate supply chain issues relating to component shortages and logistics delays compared to a decrease of $28.3 million during the year ended December 31, 2020 resulting from lower sales volume in 2020 compared to 2019. Our inventory turns decreased to 2.9 turns at December 31, 2021 compared to 3.4 turns at December 31, 2020. Accrued income taxes increased by $2.9 million during the year ended December 31, 2021 compared to a decrease of $6.5 million during the year ended December 31, 2020, largely as a result of decreased tax payments and increases in tax expenses during 2021.

Future cash flows from operations are expected to be affected by the impacts of the COVID-19 pandemic, specifically relating to logistical issues. For the first half of 2022, we expect component shortages will continue to have an adverse effect on cash flows with some relief beginning to occur in the second half of the year. In addition, we expect to commence manufacturing operations in a new factory in Vietnam in the third quarter of 2022 which, in the short run, may result in manufacturing inefficiencies.

Net cash used for investing activities during 2021 was $17.0 million, of which $12.6 million and $4.4 million was used for capital expenditures and development of patents, respectively. Net cash used for investing activities during 2020 was $23.7 million, of which $16.9 million and $6.4 million was used for capital expenditures and development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $15.0 million and $18.0 million in 2022 which includes amounts associated with our factory in Vietnam which we anticipate to commence operations in the third quarter of 2022.

Net cash used for financing activities was $22.0 million during 2021 compared to $66.0 million during 2020. The primary financing activities in 2021 and 2020 were borrowings and repayments on our line of credit and repurchases of shares of our common stock. Net borrowings on our line of credit were $36.0 million in 2021 and net repayments were $48.0 million in 2020.

During 2021, we purchased 1,243,196 shares of our common stock at a cost of $59.7 million compared to 443,803 shares at a cost of $17.7 million during 2020.

Future cash flows used for financing activities are affected by our financing needs which are largely dependent on the level of cash provided by or used in operations and the level of cash used in investing activities. Additionally, potential future repurchases of shares of our common stock will impact our cash flows used for financing activities. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 14" for further information regarding our share repurchase programs.

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$27,217	$6,826	$9,701	$5,968	$4,722
Property, plant, and equipment purchases	2,638	2,638	—	—	—
Inventory purchases	18,530	18,530	—	—	—
Software license	3,519	53	315	735	2,416
Total material cash commitments	$51,904	$28,047	$10,016	$6,703	$7,138

We anticipate meeting our material cash commitments with our cash generated from operations and available borrowing resources, including our Credit Line.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.4 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2021.

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

Foreign Currency Exchange Rate Risk

At December 31, 2021, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2021, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, and Japanese Yen relative to the U.S. Dollar fluctuate 10% from December 31, 2021, net income in the first quarter of 2022 would fluctuate by approximately $8.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 4, 2022 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Revenue recognition – Identifying and evaluating terms and conditions in contracts for the timing of revenue recognition
As described further in Note 2 to the consolidated financial statements, product revenue is generated through manufacturing and delivering universal control, sensing and automation products, and AV accessories. The Company recognizes revenue over time for custom products with no alternative use when the Company has an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met. For each new contract and/or product, management performs an analysis to determine whether the asset created is a custom asset with no alternative use and whether the terms and conditions of the contract indicate the Company has an enforceable right to payment for performance completed prior to the transfer of title of the underlying asset. We identified the determination of over time versus point in time revenue recognition as a critical audit matter.

The principal considerations for our determination that over time versus point in time revenue recognition is a critical audit matter is the significant judgment exercised by management in identifying and evaluating whether new contracts and/or products meet the criteria for over time or point in time revenue recognition. Significant judgments include the evaluation of legal terms and rights within each jurisdiction that the Company operates and evaluation of whether it is possible, contractually or economically, to repurpose or redirect products.

Our audit procedures related to the over time versus point in time revenue recognition included the following, among others:

•We tested the design and operating effectiveness of key controls over the Company's new contract review process, specifically those related to the identification and evaluation of terms and conditions associated with an enforceable right to payment.
•We tested design and operating effectiveness of key controls associated with the Company's classification of new products, specifically those associated with determination and classification of a product as having no alternative use.
•Performed tests of details, on a sample basis from the Company's active products listing, to determine whether products marked as custom with no alternative use are restricted contractually or economically to be repurposed or redirected. This includes evaluating management assumptions regarding the economic feasibility of repurposing a finished product and evidence to support that the final product has no alternative use, such as brand names and custom designs within the plastic molding process.
•For a sample of contracts, obtained the contract and management's analysis over the enforceable right to payment and validated that the payment terms within the contract were properly evaluated and the contract was properly included or excluded from the over time revenue recognition.
•For a sample of revenue transactions, we traced the products sold into the Company's listing of active products and determined whether that product was appropriately classified as custom or non-custom by applying the same testing approach noted above. For transactions selected with custom products, we also obtained and read the contract and contract amendments to determine whether the payment terms within the contract specifically identified an enforceable right to payment upon cancellation. The two parts to this test serve to determine whether the transaction was appropriately recorded over time or at a point in time.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.

Newport Beach, California
March 4, 2022

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$60,813	$57,153
Accounts receivable, net	129,215	129,433
Contract assets	5,012	9,685
Inventories	134,469	120,430
Prepaid expenses and other current assets	7,289	6,828
Income tax receivable	348	3,314
Total current assets	337,146	326,843
Property, plant and equipment, net	74,647	87,285
Goodwill	48,463	48,614
Intangible assets, net	20,169	19,710
Operating lease right-of-use assets	19,847	19,522
Deferred income taxes	7,729	5,564
Other assets	2,347	2,752
Total assets	$510,348	$510,290
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,707	$83,229
Line of credit	56,000	20,000
Accrued compensation	24,217	28,931
Accrued sales discounts, rebates and royalties	9,286	10,758
Accrued income taxes	3,737	3,535
Other accrued liabilities	30,840	33,057
Total current liabilities	216,787	179,510
Long-term liabilities:
Operating lease obligations	14,266	13,681
Contingent consideration	—	292
Deferred income taxes	2,394	1,913
Income tax payable	939	1,054
Other long-term liabilities	13	539
Total liabilities	234,399	196,989
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,678,942 and 24,391,595 shares issued on December 31, 2021 and 2020, respectively	247	244
Paid-in capital	314,094	302,084
Treasury stock, at cost, 11,861,198 and 10,618,002 shares on December 31, 2021 and 2020, respectively	(355,159)	(295,495)
Accumulated other comprehensive income (loss)	(13,524)	(18,522)
Retained earnings	330,291	324,990
Total stockholders' equity	275,949	313,301
Total liabilities and stockholders' equity	$510,348	$510,290

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$601,602	$614,680	$753,477
Cost of sales	428,586	438,424	583,274
Gross profit	173,016	176,256	170,203
Research and development expenses	30,917	31,450	29,412
Selling, general and administrative expenses	118,846	107,539	125,476
Operating income	23,253	37,267	15,315
Interest income (expense), net	(566)	(1,422)	(3,918)
Loss on sale of Argentina subsidiary	(6,050)	—	—
Accrued social insurance adjustment	—	9,464	—
Other income (expense), net	(557)	(1,404)	(995)
Income before provision for income taxes	16,080	43,905	10,402
Provision for income taxes	10,779	5,333	6,772
Net income	$5,301	$38,572	$3,630

Earnings per share:
Basic	$0.39	$2.78	$0.26
Diluted	$0.39	$2.72	$0.26
Shares used in computing earnings per share:
Basic	13,465	13,893	13,879
Diluted	13,742	14,166	14,109

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$5,301	$38,572	$3,630
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(427)	4,259	(2,500)
Change in foreign currency translation due to sale of Argentina subsidiary	5,425	—	—
Comprehensive income	$10,299	$42,831	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	23,933	$239	(10,116)	$(275,889)	$276,103	$(20,281)	$282,788	$262,960
Net income							3,630	3,630
Currency translation adjustment						(2,500)		(2,500)
Shares issued for employee benefit plan and compensation	133	2			945			947
Purchase of treasury shares			(58)	(1,928)				(1,928)
Stock options exercised	22	—			448			448
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					8,845			8,845
Performance-based common stock warrants					1,997			1,997
Balance at December 31, 2019	24,118	241	(10,174)	(277,817)	288,338	(22,781)	286,418	274,399
Net income							38,572	38,572
Currency translation adjustment						4,259		4,259
Shares issued for employee benefit plan and compensation	169	1			1,135			1,136
Purchase of treasury shares			(444)	(17,678)				(17,678)
Stock options exercised	80	1			2,804			2,805
Shares issued to directors	25	1			(1)			—
Employee and director stock-based compensation					9,122			9,122
Performance-based common stock warrants					686			686
Balance at December 31, 2020	24,392	244	(10,618)	(295,495)	302,084	(18,522)	324,990	313,301
Net income							5,301	5,301
Currency translation adjustment						(427)		(427)
Change in foreign currency translation due to sale of Argentina subsidiary						5,425		5,425
Shares issued for employee benefit plan and compensation	203	2			1,090			1,092
Purchase of treasury shares			(1,243)	(59,664)				(59,664)
Stock options exercised	54	1			1,637			1,638
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					9,969			9,969
Performance-based common stock warrants					(686)			(686)
Balance at December 31, 2021	24,679	$247	(11,861)	$(355,159)	$314,094	$(13,524)	$330,291	$275,949

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$5,301	$38,572	$3,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,747	29,735	31,926
Provision for credit losses	—	332	441
Deferred income taxes	(1,560)	(478)	(1,779)
Shares issued for employee benefit plan	1,092	1,136	947
Employee and director stock-based compensation	9,969	9,122	8,845
Performance-based common stock warrants	(686)	686	1,997
Impairment of long-term assets	3,338	134	1,506
Loss on sale of Argentina subsidiary, net of cash transferred	5,960	—	—
Accrued social insurance adjustment	—	(9,464)	—
Loss on sale of Ohio call center	—	712	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	2,007	14,884	17,203
Inventories	(14,985)	28,295	(1,914)
Prepaid expenses and other assets	(630)	(245)	4,648
Accounts payable and accrued liabilities	870	(33,543)	14,233
Accrued income taxes	2,860	(6,486)	3,574
Net cash provided by operating activities	40,283	73,392	85,257
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(12,586)	(16,862)	(21,313)
Acquisitions of intangible assets	(4,455)	(6,372)	(2,655)
Payment on sale of Ohio call center	—	(500)	—
Net cash used for investing activities	(17,041)	(23,734)	(23,968)
Cash flows from financing activities:
Borrowings under line of credit	112,000	75,000	72,500
Repayments on line of credit	(76,000)	(123,000)	(106,000)
Proceeds from stock options exercised	1,638	2,805	448
Treasury stock purchased	(59,664)	(17,678)	(1,928)
Contingent consideration payments in connection with business combinations	—	(3,091)	(4,251)
Net cash used for financing activities	(22,026)	(65,964)	(39,231)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,444	(843)	(963)
Net increase (decrease) in cash and cash equivalents	3,660	(17,149)	21,095
Cash and cash equivalents at beginning of period	57,153	74,302	53,207
Cash and cash equivalents at end of period	$60,813	$57,153	$74,302

Supplemental cash flow information:
Income taxes paid	$10,093	$12,712	$7,275
Interest paid	$620	$1,610	$4,403

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 1 — Description of Business

Universal Electronics Inc. ("UEI"), based in Scottsdale, Arizona, designs, develops, manufactures, ships and supports control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. In addition, over the past 36 years, we have developed a broad portfolio of patented technologies and a cloud-based connectivity and control software solution that we license to our customers, including many leading Fortune 500 companies.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

We license our symbolic intellectual property which includes our patented technologies and database of control codes. Royalty revenue is recognized for these licensing arrangements on an over time basis. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. We record per-unit-based licenses with minimum guarantees ratably over the license period to which the minimum guarantee relates and any per-unit sales in excess of the minimum guarantee in the period in which the sale occurs. We record licenses with fixed consideration ratably over the license period. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.

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

    Other performance obligations - Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Such discounts were $14.4 million and $15.9 million at December 31, 2021 and 2020, respectively. Changes in such accruals may be required if future rebates and incentives differ from our estimates.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Income Taxes

We provide for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are presented net as non-current by jurisdiction. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The impact of an uncertain income tax position is recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, on a jurisdiction-by-jurisdiction basis, that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight or amounts billed to customers are recorded in cost of sales. Other shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling fees and costs totaled $11.8 million, $9.9 million and $13.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Stock-Based Compensation

We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the requisite service period, which ranges from one to three years. Forfeitures of stock-based awards are accounted for as they occur. Upon the exercise of stock options or the vesting of restricted stock awards, newly issued shares of our common stock are issued.

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
DECEMBER 31, 2021

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
DECEMBER 31, 2021

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date, including the lease term, in determining the present value of lease payments. Operating lease ROU assets also factor in any lease payments made, initial direct costs and lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Some of our leases include options to extend with a range of three years to five years with one extension at the then current market rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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
DECEMBER 31, 2021

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

Long-Lived and Intangible Assets Impairment

Intangible assets consist of capitalized software development costs, customer relationships, developed and core technologies, distribution rights, patents and trademarks and trade names. Capitalized amounts related to patents represent external legal costs for the application, maintenance and extension of the useful life of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to 15 years.

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
DECEMBER 31, 2021

amount of earnings estimates or in the timing or likelihood of achieving earnings-based milestones. Contingent consideration is recorded in other accrued liabilities and long-term contingent consideration in our consolidated balance sheets.

See Note 12 for further information concerning contingent consideration.

Derivatives

Our foreign currency exposures are primarily concentrated in the Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Indian Rupee, Japanese Yen, and Mexican Peso. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months, to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.

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

Fair-Value Measurements

We measure fair value using the framework established by the FASB in ASC Topic 820 for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Other Accounting Pronouncements

Accounting Updates Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", and in January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform". This guidance is intended to provide temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The amendments in these ASUs are elective and are effective upon issuance for all entities through December 31, 2022. These amendments are not expected to have a material impact on our consolidated statement of financial position, results of operations and cash flows.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". This guidance requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue from Contracts with Customers". At the acquisition date, the acquirer applies the revenue recognition model as if it had originated the acquired contracts. The amendments in this ASU are effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the amendments should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The amendments are not expected to have a material impact on our consolidated statement of financial position, results of operations and cash flows.

Note 3 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2021	2020
North America	$6,430	$9,812
People's Republic of China ("PRC")	16,000	14,244
Asia (excluding the PRC)	11,798	13,518
Europe	17,604	10,926
South America	8,981	8,653
Total cash and cash equivalents	$60,813	$57,153
Note 4 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Goods and services transferred at a point in time	$498,554	$495,033	$558,361
Goods and services transferred over time	103,048	119,647	195,116
Net sales	$601,602	$614,680	$753,477

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States	$200,136	$255,651	$407,291
Asia (excluding the PRC)	127,140	117,142	104,324
Europe	126,551	108,185	94,491
People's Republic of China	87,866	88,246	83,677
Latin America	25,943	17,481	30,006
Other	33,966	27,975	33,688
Total net sales	$601,602	$614,680	$753,477

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customer totaled more than 10% of our net sales:

	Year Ended December 31,
	2021		2020				2019
	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales		$ (thousands)		% of Net Sales
Comcast Corporation	$98,361	16.3%	$123,574		20.1%		$119,561		15.9%
Daikin Industries Ltd.	$70,793	11.8%	$—	(1)	—%	(1)	$—	(1)	—%	(1)

(1) Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

	December 31,
(In thousands)	2021	2020
Trade receivables, gross	$122,508	$122,828
Allowance for credit losses	(1,285)	(1,412)
Allowance for sales returns	(592)	(761)
Trade receivables, net	120,631	120,655
Other (1)	8,584	8,778
Accounts receivable, net	$129,215	$129,433

(1) Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$1,412	$1,492	$1,121
Additions to costs and expenses	—	332	441
Cash receipts	—	(157)	—
Write-offs/Foreign exchange effects	(127)	(255)	(70)
Balance at end of period	$1,285	$1,412	$1,492

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2021				2020
	$ (thousands)		% of Accounts Receivable, Net		$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	$—	(1)	—%	(1)	$19,782	15.3%

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 5 — Inventories and Significant Suppliers

Inventories were as follows:

	December 31,
(In thousands)	2021	2020
Raw materials	$52,617	$44,273
Components	25,289	16,954
Work in process	7,102	6,211
Finished goods	49,461	52,992
Inventories	$134,469	$120,430

Significant Suppliers

We purchase integrated circuits, components and finished goods from multiple sources. Purchases from our supplier, Qorvo International Pte Ltd., totaled $38.7 million or 11.8% of our total inventory purchases for the year ended December 31, 2021 and $43.5 million or 14.2% for the year ended December 31, 2020. No supplier totaled 10% or more of our total inventory purchases for the year ended December 31, 2019.

Zhejiang Zhen You Electronics Co. Ltd., totaled $9.9 million or 10.6% of our accounts payable balance at December 31, 2021. No supplier totaled 10% or more of our accounts payable balance at December 31, 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 6 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2021	2020
Buildings	$19,830	$19,984
Computer equipment	9,655	10,213
Furniture and fixtures	3,905	3,972
Leasehold and building improvements	41,437	39,656
Machinery and equipment	102,864	101,117
Software	23,993	24,915
Tooling	34,000	34,379
	235,684	234,236
Accumulated depreciation	(165,906)	(154,216)
	69,778	80,020
Construction in progress	4,869	7,265
Total property, plant, and equipment, net	$74,647	$87,285

Depreciation expense was $22.8 million, $23.2 million and $24.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2021, we incurred $3.3 million in impairment charges, recorded in cost of sales, relating to the underutilization of property, plant and equipment in our PRC-based factories, as a result of our long-term factory planning strategy of reducing our concentration risk in that region. Impairment charges were immaterial for the years ended December 31, 2020 and 2019.

Construction in progress was as follows:

	December 31,
(In thousands)	2021	2020
Leasehold and building improvements	$100	$2,487
Machinery and equipment	1,912	3,075
Software	1,272	213
Tooling	1,168	1,397
Other	417	93
Total construction in progress	$4,869	$7,265

We expect that most of the assets under construction will be placed into service during the first six months of 2022. We will begin to depreciate the cost of these assets under construction once they are placed into service.

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease ROU assets, were as follows:

	December 31,
(In thousands)	2021	2020
United States	$16,804	$15,411
People's Republic of China	52,851	64,197
Mexico	20,509	22,410
All other countries	4,330	4,789
Total long-lived tangible assets	$94,494	$106,807

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 7 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2019	$48,447
Foreign exchange effects	167
Balance at December 31, 2020	48,614
Foreign exchange effects	(151)
Balance at December 31, 2021	$48,463

We conducted annual goodwill impairment reviews on December 31, 2021, 2020 and 2019. Based on the analysis performed, we determined that our goodwill was not impaired.

Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31,
	2021			2020
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Capitalized software development costs (2 years)	$1,066	$(27)	$1,039	$477	$—	$477
Customer relationships (10-15 years)	5,000	(2,375)	2,625	8,100	(4,329)	3,771
Developed and core technology (5-15 years)	4,080	(3,335)	745	4,080	(3,044)	1,036
Distribution rights (10 years)	325	(269)	56	352	(261)	91
Patents (10 years)	24,518	(9,015)	15,503	21,601	(7,574)	14,027
Trademarks and trade names (10 years)	800	(599)	201	800	(492)	308
Total intangible assets, net	$35,789	$(15,620)	$20,169	$35,410	$(15,700)	$19,710
(1)This table excludes the gross value of fully amortized intangible assets totaling $43.2 million and $42.7 million on December 31, 2021 and 2020, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cost of sales	$27	$—	$—
Selling, general and administrative expenses	3,963	6,500	7,192
Total amortization expense	$3,990	$6,500	$7,192

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Estimated future annual amortization expense related to our intangible assets at December 31, 2021, is as follows:

(In thousands)
2022	$3,963
2023	3,644
2024	2,692
2025	2,463
2026	2,264
Thereafter	5,143
Total	$20,169

The remaining weighted average amortization period of our intangible assets is 6.3 years.

Note 8 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At December 31, 2021, our operating leases had remaining lease terms of up to 39 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	December 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$19,847	$19,522
Liabilities:
Other accrued liabilities	$4,769	$6,094
Long-term operating lease obligations	14,266	13,681
Total lease liabilities	$19,035	$19,775

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

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cost of sales	$2,508	$1,896
Selling, general and administrative expenses	4,151	4,040
Total operating lease expense	$6,659	$5,936
Operating cash outflows from operating leases	$6,555	$6,552
Operating lease right-of-use assets obtained in exchange for lease obligations	$7,017	$3,743
Non-cash release of operating lease obligations (1)	$654	$—
(1) During the year ended December 31, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31,
	2021	2020
Weighted average lease liability term (in years)	4.30	3.70
Weighted average discount rate	3.17%	3.84%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at December 31, 2021. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)
2022	$5,641
2023	4,891
2024	3,389
2025	2,930
2026	2,182
Thereafter	1,357
Total lease payments	20,390
Less: imputed interest	(1,355)
Total lease liabilities	$19,035

At December 31, 2021, we had two operating leases that had not yet commenced, with terms of three years. The total initial lease liability associated with these leases is $0.6 million, which is not reflected within the maturity schedule above.
Rental Costs During Construction

Rental costs associated with operating leases incurred during a construction period were expensed for the years ended December 31, 2021, 2020 and 2019.

Prepaid Land Lease

We operate one factory within the PRC on which the land is leased from the government as of December 31, 2021. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.

The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this operating lease ROU was $2.3 million at December 31, 2021, and is being amortized on a straight-line basis over the remaining term of approximately 37 years. The buildings located on this land had a net book value of $15.0 million at December 31, 2021 and are being depreciated over a remaining weighted average period of 17 years.

Note 9 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at December 31, 2021.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The interest rates in effect at December 31, 2021 and 2020 were 1.35% and 1.39%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate began. Between December 31, 2021 and June 30, 2023, any borrowings under our existing Second Amended Credit Agreement may continue to use LIBOR as the basis for interest rates. If the Second Amended Credit Agreement is amended or replaced during this period, any borrowings will no longer use LIBOR as a reference rate and instead will be subject to an interest rate based on either the Secured Overnight Financing Rate ("SOFR"), which is deemed a replacement benchmark for LIBOR under the Second Amended Credit Agreement, or an alternate index to be agreed upon. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2021, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At December 31, 2021, we had $56.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $0.9 million, $1.6 million and $4.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Note 10 — Income Taxes

In 2021, 2020 and 2019, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Domestic operations	$(38,024)	$(15,711)	$(28,929)
Foreign operations	54,104	59,616	39,331
Total pre-tax income (loss)	$16,080	$43,905	$10,402

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current tax expense:
U.S. federal	$2	$(193)	$(188)
State and local	75	(54)	82
Foreign	12,386	6,525	8,217
Total current	12,463	6,278	8,111
Deferred tax (benefit) expense:
U.S. federal	584	—	—
State and local	90	—	—
Foreign	(2,358)	(945)	(1,339)
Total deferred	(1,684)	(945)	(1,339)
Total provision for income taxes	$10,779	$5,333	$6,772

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Accrued liabilities	$6,483	$—
Amortization of intangible assets	1,412	1,904
Capitalized inventory costs	4,183	2,945
Depreciation	4,289	2,530
Income tax credits	17,513	15,558
Inventory reserves	2,621	3,383
Net operating losses	3,512	2,844
Operating lease obligations	4,469	4,639
Stock-based compensation	4,569	4,600
Other	4,431	409
Total deferred tax assets	53,482	38,812
Deferred tax liabilities:
Accrued liabilities	—	(1,939)
Accounts receivable	(10,919)	(710)
Right of use assets	(4,690)	(4,577)
Other	—	(29)
Total deferred tax liabilities	(15,609)	(7,255)
Net deferred tax assets before valuation allowance	37,873	31,557
Less: Valuation allowance	(32,538)	(27,906)
Net deferred tax assets	$5,335	$3,651

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Tax provision at statutory U.S. rate	$3,377	$9,220	$2,185
Increase (decrease) in tax provision resulting from:
Federal research and development credits	(1,391)	(2,119)	(884)
Foreign permanent benefit	(1,137)	(2,842)	(856)
Foreign tax rate differential	(2,647)	(1,595)	(1,810)
Foreign undistributed earnings, net of credits	6,902	3,319	1,181
Liquidation of Cayman subsidiary	745	—	—
Non-deductible items	1,198	1,637	1,236
Non-territorial income	(2,993)	(2,493)	(1,806)
Provision to return	(533)	(343)	584
Sale of Argentina subsidiary	2,084	—	—
State and local taxes, net	(1,435)	(1,932)	(1,903)
Stock-based compensation	(616)	(266)	262
Tax rate change	—	(1,527)	(412)
Uncertain tax positions	—	(1,565)	(294)
Valuation allowance	4,632	3,109	7,524
Withholding tax	2,333	2,320	1,082
Other	260	410	683
Tax provision	$10,779	$5,333	$6,772

At December 31, 2021, we had federal and state Research and Development ("R&D") income tax credit carryforwards of approximately $5.1 million and $12.2 million, respectively. The federal R&D income tax credits begin expiring in 2038. The state R&D income tax credits do not have an expiration date.

At December 31, 2021, we had state and local net operating loss carryforwards of approximately $49.0 million. The state and local net operating loss carryforwards begin to expire in 2022.

At December 31, 2021, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to cumulative operating losses for the three years ended in 2021, we have recorded a full valuation allowance against our U.S. federal and state deferred tax assets of $15.4 million and $17.2 million, respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. Additionally, as a result of the Argentina business sale we released the $0.3 million valuation allowance recorded as of December 31, 2020 against Argentina's net operating loss carryforward deferred tax assets. The valuation allowance increased by $4.6 million and $3.1 million during the years ended December 31, 2021 and 2020, respectively. We have an overall deferred tax liability for U.S. federal and state jurisdictions due to having indefinite lived deferred tax liabilities that cannot be used as a source of income to offset the deferred tax asset.

Uncertain Tax Positions

At December 31, 2021 and 2020, we had unrecognized tax benefits of approximately $3.0 million and $3.1 million, respectively, including interest and penalties. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were immaterial for the year ended December 31, 2021 and 2020. Interest and penalties were $0.2 million for the year ended December 31, 2019. Interest and penalties are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Balance at beginning of period	$3,020	$4,094	$4,040
Additions as a result of tax provisions taken during the current year	226	274	473
Foreign currency translation	(13)	20	(100)
Lapse in statute of limitations	—	(51)	(92)
Settlements	(232)	—	(227)
Other	—	(1,317)	—
Balance at end of period	$3,001	$3,020	$4,094

Approximately $3.0 million, $3.0 million and $4.3 million of the total amount of unrecognized tax benefits at December 31, 2021, 2020 and 2019, respectively, if not for the federal and state valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We do not anticipate a decrease in unrecognized tax benefits within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.

We file income tax returns in the U.S. jurisdiction and in various state and foreign jurisdictions. As of December 31, 2021, the open statutes of limitations for our significant tax jurisdictions are as follows: U.S. federal for 2018 through 2020, state and local for 2017 through 2020, and non-U.S. for 2015 through 2020.

Indefinite Reinvestment Assertion

Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential foreign withholding taxes on distributions. For the years ended December 31, 2021, 2020 and 2019, we recorded a deferred tax liability of $0.9 million, $2.1 million and $1.7 million, respectively, relating to state tax and foreign tax withholding liabilities on future distributions.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law. The CARES Act provides economic stimulus and relief to address the impact of the COVID-19 pandemic and includes provisions addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of Social Security taxes. For the years ended December 31, 2021 and 2020, respectively, the Company's income tax provision was not significantly impacted by the CARES Act. The Company will continue to closely monitor any effects from future legislation.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The components of accrued compensation were as follows:

	December 31,
(In thousands)	2021	2020
Accrued bonus	$3,460	$7,602
Accrued commission	1,140	1,779
Accrued salary/wages	6,234	7,107
Accrued social insurance (1)	7,562	7,375
Accrued vacation/holiday	3,343	3,307
Other accrued compensation	2,478	1,761
Total accrued compensation	$24,217	$28,931
(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2021 and 2020.
Note 12 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2021	2020
Duties	$4,128	$4,469
Expense associated with fulfilled performance obligations	991	1,372
Freight and handling fees	3,317	2,218
Operating lease obligations	4,769	6,094
Product warranty claim costs	1,095	1,721
Professional fees	4,685	3,794
Sales and value added taxes	5,463	5,118
Short-term contingent consideration	—	1,758
Other (1)	6,392	6,513
Total other accrued liabilities	$30,840	$33,057
(1)Includes $0.4 million and $0.3 million of contract liabilities at December 31, 2021 and 2020, respectively.

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
DECEMBER 31, 2021

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

Product Warranties

Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Balance at beginning of period	$1,721	$1,514	$276
Accruals for warranties issued during the period	2,943	578	1,742
Settlements (in cash or in kind) during the period	(3,522)	(463)	(504)
Foreign currency translation gain (loss)	(47)	92	—
Balance at end of period	$1,095	$1,721	$1,514

Litigation

Roku Matters

2018 Lawsuit

On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefor and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's Inter Partes Review ("IPR") requests (see discussion below).This lawsuit continues to be stayed until such time as the IPR requests and all appeals with respect to them have concluded.

International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we released TCL, Hisense and Funai from this investigation as they removed our technology from their televisions. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended. On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order and Cease and Desist Order against Roku which became effective on January 9, 2022.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

2020 Lawsuit

As a companion case to our ITC complaint, on April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices and sound bars. These matters have been and continue to be stayed pending the final results of the open IPR matters mentioned below.

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

International Trade Commission Investigation Request made by Roku against UEI and certain UEI Customers

On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers' remote control devices and televisions infringe two of Roku's recently acquired patents. On May 10, 2021, the ITC announced its decision to initiate the requested investigation. Immediately prior to trial Roku withdrew its complaint against us and two of our customers with respect to one of the two patents at issue. This released the complaint against us and two of our customers with respect to that patent. The trial was thus shortened and ended on January 24, 2022. We anticipate that the ALJ will issue her ID on or about June 28, 2022 and the full commission review is set for October 28, 2022. As a companion to its ITC request, Roku also filed a lawsuit against us and certain of our customers in Federal District Court in the Central District of California alleging that we are infringing the same patents they alleged being infringed in the ITC investigation explained above. This District Court case has been and will continue to be stayed pending the conclusion of the ITC investigation.

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

In July 2021, the CIT issued a preliminary injunction suspending liquidation of all unliquidated entries subject to Lists 3 and 4A duties and has asked the parties to develop a process to keep track of the entries to efficiently and effectively deal with liquidation process and duties to be paid or refunded when finally adjudicated. On February 5, 2022, the CIT heard oral

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

arguments on dispositive motions filed on behalf of plaintiffs and defendants and we expect a decision on these motions in the coming months.

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

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2021 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2021, approximately 63 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2021 and 2020 for the India Plan was not material. During the years ended December 31, 2021, 2020 and 2019, the net periodic benefit costs were also not material.

Note 14 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock on the open market. On October 20, 2021, our Board of Directors approved a new repurchase plan with an effective date of November 9, 2021 (the "November 2021 Program"). Pursuant to the November 2021 Program, we were authorized to repurchase up to 300,000 shares of our common stock at predetermined prices until the earlier of the repurchase of all 300,000 shares or February 17, 2022. The November 2021 Program was completed in December 2021, upon repurchase by us of all 300,000 shares as authorized. On February 10, 2022, our Board approved a new share repurchase program with an effective date of February 22, 2022 (the "February 2022 Program"). Pursuant to the February 2022 Program, we may, from time to time until May 5, 2022, repurchase up to 300,000 shares of our common stock. We may utilize various methods to effect the repurchases, which may include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Shares repurchased	1,243	444	58
Cost of shares repurchased	$59,664	$17,678	$1,928

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 15 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cost of sales	$156	$182	$139
Research and development expenses	1,253	1,099	1,096
Selling, general and administrative expenses:
Employees	6,997	6,257	6,431
Outside directors	1,563	1,584	1,179
Total employee and director stock-based compensation expense	$9,969	$9,122	$8,845

Income tax benefit	$1,718	$1,594	$1,877
Stock Options

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2021	2020	2019
Weighted average fair value of grants	$23.97	$17.70	$11.51
Risk-free interest rate	0.41%	1.44%	2.38%
Expected volatility	48.49%	43.95%	41.73%
Expected life in years	4.62	4.59	4.60
Stock option activity was as follows:

	2021				2020				2019
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	774	$43.01			745	$41.73			597	$44.27
Granted	80	59.43			109	46.17			170	30.08
Exercised	(54)	30.04		$931	(80)	35.28		$1,334	(22)	20.34		$569
Forfeited/canceled/expired	—	—			—	—			—	—
Outstanding at end of the year (1)	800	$45.55	3.15	$3,780	774	$43.01	3.71	$9,228	745	$41.73	3.97	$9,798
Vested and expected to vest at the end of the year (1)	800	$45.55	3.15	$3,780	774	$43.01	3.71	$9,228	745	$41.73	3.97	$9,798
Exercisable at the end of the year (1)	656	$44.08	2.58	$3,608	582	$43.90	2.98	$6,887	517	$44.95	3.01	$5,636
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2021, 2020 and 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2021, 2020 and 2019. This amount will change based on the fair market value of our stock.

The value of shares withheld in lieu of receiving cash from option exercises in the years ended December 31, 2021 and 2020 was $0.6 million and $2.8 million, respectively. Cash received from option exercises for the years ended December 31, 2021 and 2019 was $1.0 million and $0.4 million, respectively. There was no cash received from option exercises for the year ended December 31, 2020. The actual tax benefit realized from option exercises was $0.2 million, $0.3 million and $0.01 million for the years ended December 31, 2021, 2020 and 2019, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Significant option groups outstanding at December 31, 2021 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000's)	Weighted-Average Exercise Price
$19.25 to $27.07	230	3.08	$24.36	218	$24.20
$44.95 to $46.17	207	4.60	45.59	162	45.43
$51.38 to $65.54	363	2.61	58.98	276	59.00
	800	3.15	$45.55	656	$44.08

As of December 31, 2021, we expect to recognize $2.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.7 years.

On February 10, 2022, certain executive employees were granted 119,365 stock options, in the aggregate, in connection with the 2021 annual review cycle. The options were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (33.33% on February 10, 2023 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.8 million.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	2021		2020		2019
	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	374	$34.53	310	$34.99	204	$49.23
Granted	156	56.90	238	36.85	268	30.67
Vested	(211)	36.35	(166)	38.28	(141)	47.26
Forfeited	(9)	39.65	(8)	43.44	(21)	35.78
Non-vested at end of the year	310	$44.41	374	$34.53	310	$34.99

As of December 31, 2021, we expect to recognize $8.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.

In February 2022, certain executives and employees were granted 223,001 restricted stock awards, in the aggregate, in connection with the 2021 annual review cycle. These awards were granted as part of long-term incentive compensation to assist us in meeting our performance and retention objectives and are subject to a three-year vesting period (51,365 of these awards will vest 33.33% on February 10, 2023 and 8.33% each quarter thereafter and 171,636 of these awards will vest at a rate of 33.33% per year beginning on February 22, 2023). The total grant date fair value of these awards was $7.1 million.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

become exercisable in various proportions over a three- or four-year time frame. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a one- to three-year time period.

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2021:

Name	Approval Date	Total Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
2003 Stock Incentive Plan	6/18/2003	1,000,000	—	11,500
2006 Stock Incentive Plan	6/13/2006	1,000,000	—	23,910
2010 Stock Incentive Plan	6/15/2010	1,000,000	—	93,904
2014 Stock Incentive Plan	6/12/2014	1,100,000	—	311,276
2018 Equity and Incentive Compensation Plan (1)	6/4/2018	2,118,664	1,095,728	669,738
			1,095,728	1,110,328
(1)The 2018 Equity and Incentive Compensation Plan was amended in June 2021 to add an additional 1,100,000 shares, as approved by our stockholders.

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

If total aggregate purchases by Comcast and its affiliates are below $260 million in any of the two-year periods above, no warrants will vest related to that two-year period. If total aggregate purchases of goods and services by Comcast and its affiliates had exceeded $340 million during either the first or second two-year period, the amount of any such excess would count towards aggregate purchases in the following two-year period. This threshold was not met in either the first or second two-year period. For the two-year period ended December 31, 2017, Comcast earned and vested in 175,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2019, Comcast earned and vested in 100,000 out of the maximum potential 250,000 warrants. For the two-year period ended December 31, 2021, Comcast did not earn or vest in any of the maximum potential 225,000 warrants. At December 31, 2021, 275,000 vested warrants were outstanding.

All warrants that vested will expire on January 1, 2023. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the common stock purchase warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.

As the warrants contain performance criteria under which Comcast must achieve specified aggregate purchase levels for the warrants to vest, as detailed above, the measurement date for the warrants for the first two-year successive periods was the date on which the warrants vested.

The FASB issued guidance in November 2019 that clarifies the accounting for share-based payments issued as sales incentives to customers. The guidance requires that stock-based compensation expense be recorded as a reduction in the transaction price on the basis of the grant-date fair value. The transition provisions require that equity-classified awards be measured at the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

adoption date fair value if the measurement date has not been established prior to the adoption date. The measurement periods for the first two successive two-year periods of our outstanding performance-based common stock warrants were completed prior to adoption and were not impacted by this updated guidance. The measurement period for the final two-year period began on January 1, 2020, and, accordingly, we measured the fair value of the award as of our adoption date on January 1, 2020 using the Black-Scholes option pricing model. Through December 31, 2021, none of the warrants had vested for the two-year period beginning January 1, 2020.

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

Prior to the adoption of the new guidance on January 1, 2020, we adjusted the estimated weighted average fair value of the warrants each period. The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of the warrants were the following:

Year Ended December 31,
2019
Fair value	$21.60
Price of Universal Electronics Inc. common stock	$58.01
Risk-free interest rate	1.65%
Expected volatility	48.90%
Expected life in years	3.13

The impact to net sales recorded in connection with the warrants and the related income tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reduction (addition) to net sales (1)	$(686)	$686	$1,997
Income tax benefit	(171)	171	498
(1)     At December 31, 2021, Comcast did not meet the minimum performance obligations to vest in any portion of the warrants associated with the two-year vesting period ended December 31, 2021. As such, all previously recorded expenses associated with this vesting period were reversed.

Note 17 — Other Income (Expense), Net and Loss on Sale of Argentina Subsidiary

Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net gain (loss) on foreign currency exchange contracts (1)	$2,903	$(310)	$(62)
Net gain (loss) on foreign currency exchange transactions	(4,237)	(1,675)	(870)
Other income (expense)	777	581	(63)
Other income (expense), net	$(557)	$(1,404)	$(995)
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 18 — Earnings Per Share

Earnings per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2021	2020	2019
BASIC
Net income	$5,301	$38,572	$3,630
Weighted-average common shares outstanding	13,465	13,893	13,879
Basic earnings per share	$0.39	$2.78	$0.26
DILUTED
Net income	$5,301	$38,572	$3,630
Weighted-average common shares outstanding for basic	13,465	13,893	13,879
Dilutive effect of stock options, restricted stock and common stock warrants	277	273	230
Weighted-average common shares outstanding on a diluted basis	13,742	14,166	14,109
Diluted earnings per share	$0.39	$2.72	$0.26

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stock options	412	468	371
Restricted stock awards	65	14	67
Performance-based warrants	206	275	188

Note 19 — Derivatives

The following table sets forth the total net fair value of derivatives:

	December 31, 2021				December 31, 2020
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(92)	$—	$(92)	$—	$113	$—	$113

We held foreign currency exchange contracts which resulted in a net pre-tax gain of $2.9 million, a net pre-tax loss of $0.3 million, and a net pre-tax loss of $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 17 for further information concerning our foreign currency exchange contracts.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2021	USD/Chinese Yuan Renminbi	CNY	$19.0	6.3777	$38	January 7, 2022
December 31, 2021	USD/Euro	USD	$31.0	1.1336	$(130)	January 7, 2022
December 31, 2020	USD/Chinese Yuan Renminbi	CNY	$55.0	6.5370	$239	January 29, 2021
December 31, 2020	USD/Brazilian Real	USD	$0.9	5.1714	$4	January 29, 2021
December 31, 2020	USD/Euro	USD	$28.0	1.2177	$(106)	January 29, 2021
December 31, 2020	USD/Mexican Peso	USD	$1.9	20.1915	$(24)	January 29, 2021
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 20 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $1.1 million, $1.2 million and $0.9 million of expense for company contributions for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 21 — Subsequent Event

On February 17, 2022, we acquired substantially all of the net assets of Qterics, Inc., a U.S.-based provider of multimedia connectivity solutions and services for internet-enabled consumer products. Under the terms of the Asset Purchase Agreement, we paid a cash purchase price of approximately $1.2 million, subject to a customary post-closing working capital adjustment.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 4, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Newport Beach, California
March 4, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

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

Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2021:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	800,440	$45.55	1,095,728
Equity compensation plans not approved by security holders	—	—	—
Total	800,440	$45.55	1,095,728

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
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

*10.5
Form of Executive Officer Employment Agreement dated April 23, 2003 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044))

*10.6	Form of First Amendment to Executive Officer Employment Agreement dated October 21, 2005 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 0-21044)) (paper file)

*10.7
Form of Universal Electronics Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Materials for the 2006 Annual Meeting of Stockholders of Universal Electronics Inc. filed on April 26, 2006 (File No. 0-21044))

*10.8
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

*10.9	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement filed on March 27, 2008 (File No. 333-149926))

10.10
Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

Exhibit Number	Document Description

*10.11
Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 0-21044))

*10.12
Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.13
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.14
Form of Second Amendment to Executive Officer Employment Agreement dated February 29, 2008 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

*10.15
Summary of Universal Electronics Inc. 2013 Director Compensation (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on 10-K for the year ended December 31, 2013 filed on March 12, 2014 (File No. 0-21044))

*10.16
Universal Electronics Inc. 2003 Stock Incentive Plan, Universal Electronics Inc. Compensation Plan for Outside Members of the Board of Directors (2001), and Universal Electronics Inc. 2004 Directors' Compensation Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 12, 2014 (File No. 333-194511))

*10.17	Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.18
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.19
Form of Restricted Stock Unit Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

10.20
Registration Rights Agreement dated March 9, 2016 between Universal Electronics Inc. and Comcast Corporation (incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2016 filed on March 9, 2016 (File No. 0-21044))

10.21
Second Amended and Restated Credit Agreement dated October 27, 2017 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No. 0-21044))

10.22
First Amendment to Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated in reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.23
Share Transfer Agreement dated April 23, 2018 between C.G. Development Limited and Guangzhou MuXia Hotel Management Co. Ltd. and Gemstar Technology (China) Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.24
Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on September 26, 2018 (File No. 333-227594))

10.25
Form of Restricted Stock Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044)

10.26
Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.27
Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2018 filed on January 3, 2019 (File No. 0-21044))

Exhibit Number	Document Description

10.28
Third Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.29
Fourth Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.30
First Amendment to Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 5, 2021 (File No. 333-258488))

10.31	Fifth Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.32
Termination of Pledge Agreement dated October 25, 2021 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.33
Continuing Guaranty dated October 25, 2021 between Universal Electronics BV and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

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

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 4, 2022
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 4, 2022

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 4, 2022

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 4, 2022

Sue Ann R. Hamilton Director	/s/ Sue Ann R. Hamilton	March 4, 2022

William C. Mulligan Director	/s/ William C. Mulligan	March 4, 2022

Gregory P. Stapleton Director	/s/ Gregory P. Stapleton	March 4, 2022

Carl E. Vogel Director	/s/ Carl E. Vogel	March 4, 2022

Edward K. Zinser Director	/s/ Edward K. Zinser	March 4, 2022