Form 10-Q
period 2022-03-31
UNIVERSAL ELECTRONICS INC
filed 2022-05-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,630,136 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 3, 2022.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,628	$60,813
Term deposit	8,589	—
Accounts receivable, net	132,628	129,215
Contract assets	7,521	5,012
Inventories	139,400	134,469
Prepaid expenses and other current assets	7,738	7,289
Income tax receivable	1,349	348
Total current assets	350,853	337,146
Property, plant and equipment, net	71,437	74,647
Goodwill	49,152	48,463
Intangible assets, net	22,475	20,169
Operating lease right-of-use assets	21,245	19,847
Deferred income taxes	7,714	7,729
Other assets	2,248	2,347
Total assets	$525,124	$510,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,550	$92,707
Line of credit	85,000	56,000
Accrued compensation	22,255	24,217
Accrued sales discounts, rebates and royalties	6,517	9,286
Accrued income taxes	5,104	3,737
Other accrued liabilities	34,186	30,840
Total current liabilities	235,612	216,787
Long-term liabilities:
Operating lease obligations	14,787	14,266
Deferred income taxes	2,543	2,394
Income tax payable	939	939
Other long-term liabilities	886	13
Total liabilities	254,767	234,399
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,831,434 and 24,678,942 shares issued on March 31, 2022 and December 31, 2021, respectively	248	247
Paid-in capital	316,916	314,094
Treasury stock, at cost, 12,085,836 and 11,861,198 shares on March 31, 2022 and December 31, 2021, respectively	(362,513)	(355,159)
Accumulated other comprehensive income (loss)	(11,675)	(13,524)
Retained earnings	327,381	330,291
Total stockholders' equity	270,357	275,949
Total liabilities and stockholders' equity	$525,124	$510,348

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$132,410	$150,542
Cost of sales	96,142	104,143
Gross profit	36,268	46,399
Research and development expenses	7,806	7,942
Selling, general and administrative expenses	29,023	29,846
Operating income (loss)	(561)	8,611
Interest income (expense), net	(296)	(108)
Other income (expense), net	360	23
Income (loss) before provision for income taxes	(497)	8,526
Provision for income taxes	2,413	1,533
Net income (loss)	$(2,910)	$6,993

Earnings (loss) per share:
Basic	$(0.23)	$0.51
Diluted	$(0.23)	$0.49
Shares used in computing earnings (loss) per share:
Basic	12,812	13,803
Diluted	12,812	14,199
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2,910)	$6,993
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,849	(2,868)
Comprehensive income (loss)	$(1,061)	$4,125
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three months ended March 31, 2022:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	24,679	$247	(11,861)	$(355,159)	$314,094	$(13,524)	$330,291	$275,949
Net income (loss)							(2,910)	(2,910)
Currency translation adjustment						1,849		1,849
Shares issued for employee benefit plan and compensation	145	1			323			324
Purchase of treasury shares			(225)	(7,354)				(7,354)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,499			2,499
Balance at March 31, 2022	24,831	248	(12,086)	(362,513)	316,916	(11,675)	327,381	270,357

The following summarizes the changes in total equity for the three months ended March 31, 2021:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,392	$244	(10,618)	$(295,495)	$302,084	$(18,522)	$324,990	$313,301
Net income							6,993	6,993
Currency translation adjustment						(2,868)		(2,868)
Shares issued for employee benefit plan and compensation	160	2			408			410
Purchase of treasury shares			(191)	(10,951)				(10,951)
Stock options exercised	22	—			991			991
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,600			2,600
Performance-based common stock warrants					143			143
Balance at March 31, 2021	24,581	246	(10,809)	(306,446)	306,226	(21,390)	331,983	310,619
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,910)	$6,993
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6,045	6,319
Provision for credit losses	(204)	2
Deferred income taxes	269	894
Shares issued for employee benefit plan	324	410
Employee and director stock-based compensation	2,499	2,600
Performance-based common stock warrants	—	143
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,087)	(10,126)
Inventories	(4,599)	1,338
Prepaid expenses and other assets	(1,464)	384
Accounts payable and accrued liabilities	(13,174)	(12,546)
Accrued income taxes	332	(3,140)
Net cash provided by (used for) operating activities	(17,969)	(6,729)
Cash flows from investing activities:
Term deposit	(7,487)	—
Acquisition of net assets of Qterics, Inc.	(939)	—
Acquisitions of property, plant and equipment	(1,785)	(3,698)
Acquisitions of intangible assets	(1,410)	(1,106)
Net cash used for investing activities	(11,621)	(4,804)
Cash flows from financing activities:
Borrowings under line of credit	42,000	30,000
Repayments on line of credit	(13,000)	(10,000)
Proceeds from stock options exercised	—	991
Treasury stock purchased	(7,354)	(10,951)
Net cash provided by (used for) financing activities	21,646	10,040
Effect of foreign currency exchange rates on cash and cash equivalents	759	(297)
Net increase (decrease) in cash and cash equivalents	(7,185)	(1,790)
Cash and cash equivalents at beginning of period	60,813	57,153
Cash and cash equivalents at end of period	$53,628	$55,363

Supplemental cash flow information:
Income taxes paid	$1,375	$3,473
Interest paid	$302	$104
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Summary of Significant Accounting Policies

With the exception of the following policy, our significant accounting policies are unchanged from those disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition

Revenue is recognized when control of a good or service is transferred to a customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service. Revenues are primarily generated from manufacturing, shipping and supporting control and sensor technology solutions and a broad line of pre-programmed and universal control products, AV accessories, and intelligent wireless security and smart home products that are used in the video services, consumer electronics, security, home automation, climate control, and home appliance market, which are sold through multiple channels, and licensing intellectual property that is embedded in these products or licensed to others for use in their products. We also generate revenues from a cloud-based software solution enabling software updates, digital rights management provisioning and remote technical support to consumer electronics customers.

We recognize service revenues related to our cloud-based software solution on an over-time basis, as our customers simultaneously receive and consume the benefits provided by our performance. Revenues are recognized over the period during which the performance obligations are satisfied, and control of the service is transferred to the customers.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Cash, Cash Equivalents, and Term Deposit

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. Our term deposit has an initial maturity of one year. Domestically, we generally maintain balances in excess of federally insured limits. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents and term deposit with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". This guidance requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue from Contracts with Customers". At the acquisition date, the acquirer applies the revenue recognition model as if it had originated the acquired contracts. Our adoption of this guidance on January 1, 2022 did not have a material impact on our consolidated statement of financial position, results of operations and cash flows.

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

Note 2 — Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2022	December 31, 2021
North America	$4,869	$6,430
People's Republic of China ("PRC")	17,657	16,000
Asia (excluding the PRC)	10,361	11,798
Europe	18,021	17,604
South America	2,720	8,981
Total cash and cash equivalents	$53,628	$60,813

On January 25, 2022, we entered into a one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earns interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. At March 31, 2022, the balance of the term deposit was $8.6 million. The term deposit is accounted for at fair value on a recurring basis using level one inputs.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Goods and services transferred at a point in time	$109,086	$122,888
Goods and services transferred over time	23,324	27,654
Net sales	$132,410	$150,542

Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
United States	$43,827	$50,292
Asia (excluding PRC)	33,064	34,216
Europe	22,660	27,527
People's Republic of China	19,292	24,340
Latin America	6,488	6,144
Other	7,079	8,023
Total net sales	$132,410	$150,542

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2022		2021
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$19,884	15.0%	$27,201	18.1%
Daikin Industries Ltd.	$17,141	12.9%	$17,437	11.6%

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Trade receivables, gross	$126,807	$122,508
Allowance for credit losses	(1,063)	(1,285)
Allowance for sales returns	(531)	(592)
Trade receivables, net	125,213	120,631
Other (1)	7,415	8,584
Accounts receivable, net	$132,628	$129,215
(1)Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$1,285	$1,412
Additions (reductions) to costs and expenses	(204)	2
Write-offs/Foreign exchange effects	(18)	(56)
Balance at end of period	$1,063	$1,358

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2022		December 31, 2021
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$20,035	15.1%	$—	(1)	—%	(1)

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories and Significant Suppliers

Inventories were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$58,093	$52,617
Components	27,285	25,289
Work in process	4,999	7,102
Finished goods	49,023	49,461
Inventories	$139,400	$134,469

Significant Suppliers

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended March 31,
	2022		2021
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$7,552	10.4%	$9,773	12.8%
Purchases from the following supplier totaled more than 10% of our total accounts payable:

	March 31, 2022		December 31, 2021
	$ (thousands)	% of Total Accounts Payable	$ (thousands)	% of Total Accounts Payable
Zhejiang Zhen You Electronics Co. Ltd.	$9,845	11.9%	$9,862	10.6%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	March 31, 2022	December 31, 2021
United States	$17,661	$16,804
People's Republic of China	52,267	52,851
Mexico	19,489	20,509
All other countries	3,265	4,330
Total long-lived tangible assets	$92,682	$94,494

Property, plant, and equipment are shown net of accumulated depreciation of $170.5 million and $165.9 million at March 31, 2022 and December 31, 2021, respectively.

Depreciation expense was $5.1 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2021	$48,463
Goodwill acquired during the period (1)	713
Foreign exchange effects	(24)
Balance at March 31, 2022	$49,152

(1) During the first quarter of 2022, we recognized $0.7 million of goodwill related to the Qterics, Inc. ("Qterics") acquisition. Refer to Note 19 for further information about this acquisition.

Intangible Assets, Net

The components of intangible assets, net were as follows:

	March 31, 2022			December 31, 2021
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,172	$(40)	$1,132	$1,066	$(27)	$1,039
Customer relationships	6,340	(2,537)	3,803	5,000	(2,375)	2,625
Developed and core technology	4,520	(3,420)	1,100	4,080	(3,335)	745
Distribution rights	320	(271)	49	325	(269)	56
Patents	25,600	(9,431)	16,169	24,518	(9,015)	15,503
Trademarks and trade names	850	(628)	222	800	(599)	201
Total intangible assets, net	$38,802	$(16,327)	$22,475	$35,789	$(15,620)	$20,169

(1)This table excludes the gross value of fully amortized intangible assets totaling $43.4 million and $43.2 million at March 31, 2022 and December 31, 2021, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Cost of sales	$12	$4
Selling, general and administrative expenses	921	834
Total amortization expense	$933	$838

Estimated future annual amortization expense related to our intangible assets at March 31, 2022, was as follows:

(In thousands)
2022 (remaining 9 months)	$3,035
2023	4,085
2024	3,484
2025	2,953
2026	2,741
Thereafter	6,177
Total	$22,475

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2022, our operating leases had remaining lease terms of up to 39 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$21,245	$19,847
Liabilities:
Other accrued liabilities	$5,659	$4,769
Long-term operating lease obligations	14,787	14,266
Total lease liabilities	$20,446	$19,035

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Cost of sales	$635	$670
Selling, general and administrative expenses	1,108	1,036
Total operating lease expense	$1,743	$1,706
Operating cash outflows from operating leases	$1,679	$1,798
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,959	$294
Non-cash release of operating lease obligations (1)	$—	$654
(1)During the three months ended March 31, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	March 31, 2022	December 31, 2021
Weighted average lease liability term (in years)	4.1	4.3
Weighted average discount rate	3.04%	3.17%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at March 31, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	March 31, 2022
2022 (remaining 9 months)	$4,639
2023	5,731
2024	4,283
2025	3,465
2026	2,180
Thereafter	1,469
Total lease payments	21,767
Less: imputed interest	(1,321)
Total lease liabilities	$20,446

At March 31, 2022, we had no operating leases that had not yet commenced.

On April 7, 2022, we entered into a lease agreement for 125,000 square feet of factory space in Vietnam, with a term commencing on April 7, 2022 and continuing through December 1, 2034. The total initial lease liability associated with this lease is $4.5 million, which is not reflected within the maturity schedule above.

Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2022 and December 31, 2021.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at March 31, 2022 and December 31, 2021 were 1.70% and 1.35%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At March 31, 2022, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At March 31, 2022 and December 31, 2021, we had $85.0 million and $56.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $0.3 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

Note 9 — Income Taxes

We recorded income tax expense of $2.4 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense recorded for the three months ended March 31, 2022 increased primarily due to the mix of pre‐tax income among jurisdictions, including losses not benefited as a result of a valuation allowance.

The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2022 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on global intangible low-taxed income. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.

At December 31, 2021, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2021, we had a three-year cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended March 31, 2022, there was no change to our valuation allowance position.

At March 31, 2022, we had gross unrecognized tax benefits of $3.1 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at March 31, 2022 and December 31, 2021 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Accrued bonus	$1,734	$3,460
Accrued commission	270	1,140
Accrued salary/wages	6,303	6,234
Accrued social insurance (1)	7,605	7,562
Accrued vacation/holiday	3,571	3,343
Other accrued compensation	2,772	2,478
Total accrued compensation	$22,255	$24,217

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2022 and December 31, 2021.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Duties	$4,183	$4,128
Expense associated with fulfilled performance obligations	1,435	991
Freight and handling fees	2,674	3,317
Operating lease obligations	5,659	4,769
Product warranty claims costs	985	1,095
Professional fees	5,806	4,685
Sales and value added taxes	4,737	5,463
Other (1)	8,707	6,392
Total other accrued liabilities	$34,186	$30,840

(1)Includes $2.0 million and $0.4 million of contract liabilities at March 31, 2022 and December 31, 2021, respectively.

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$1,095	$1,721
Accruals for warranties issued during the period	221	46
Settlements (in cash or in kind) during the period	(331)	(149)
Foreign currency translation gain (loss)	—	(43)
Balance at end of period	$985	$1,575

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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

Inter Partes Reviews

Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple IPR requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request eleven times, granted Roku's request seven times and we are awaiting the PTAB's institution decision with respect to the remaining two IPR requests. Of the seven IPR requests granted by the PTAB, the results were mixed, with the PTAB upholding the validity of many of our patent claims and invalidating others. We have and will appeal any PTAB decision that resulted in an invalidation of our patent claims.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

In July 2021, the CIT issued a preliminary injunction suspending liquidation of all unliquidated entries subject to Lists 3 and 4A duties and has asked the parties to develop a process to keep track of the entries to efficiently and effectively deal with liquidation process and duties to be paid or refunded when finally adjudicated. On February 5, 2022, the CIT heard oral arguments on dispositive motions filed on behalf of plaintiffs and defendants. On April 1, 2022, the CIT issued its opinion on these dispositive motions, ruling that the USTR had the legal authority to promulgate List 3 and List 4A under Section 307(a)(1)(B) of the Trade Act, but that the USTR violated the APA when it promulgated List 3 and List 4A concluding that the USTR failed to adequately explain its decision as required under the APA. The Court ordered that List 3 and List 4A be remanded to the USTR for reconsideration or further explanation regarding its rationale for imposing the tariffs. The Court declined to vacate List 3 and List 4A, which means that they are still in place while on remand. The Court’s preliminary injunction regarding liquidation of entries also remains in effect. The Court set a deadline of June 30, 2022, for the USTR to complete this process.

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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On February 10, 2022, our Board approved a new share repurchase program with an effective date of February 22, 2022 (the "February 2022 Program"). Pursuant to the February 2022 Program, we were authorized to repurchase up to 300,000 shares of our common stock until the Program's expiration on May 5, 2022. Per the terms of the February 2022 Program, we may

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which may be effected through Rule 10b5-1 plans. As of May 2, 2022, we repurchased the full 300,000 shares under the February 2022 Program. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Shares repurchased	225	191
Cost of shares repurchased	$7,354	$10,951

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of sales	$39	$37
Research and development expenses	333	313
Selling, general and administrative expenses:
Employees	1,727	1,868
Outside directors	400	382
Total employee and director stock-based compensation expense	$2,499	$2,600
Income tax benefit	$428	$466

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	800	$45.55
Granted	120	34.56
Exercised	—	—		$—
Forfeited/canceled/expired	(74)	65.54
Outstanding at March 31, 2022 (1)	846	$42.25	3.73	$1,587
Vested and expected to vest at March 31, 2022 (1)	846	$42.25	3.73	$1,587
Exercisable at March 31, 2022 (1)	630	$41.92	2.84	$1,587
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2022. This amount will change based on the fair market value of our stock.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2022	2021
Weighted average fair value of grants	$14.87	$23.97
Risk-free interest rate	1.78%	0.41%
Expected volatility	49.42%	48.49%
Expected life in years	4.65	4.62

As of March 31, 2022, we expect to recognize $3.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.2 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2021	$310	$44.41
Granted	228	31.85
Vested	(142)	39.30
Forfeited	(3)	47.96
Non-vested at March 31, 2022	$393	$38.96

As of March 31, 2022, we expect to recognize $14.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.2 years.

Note 15 — Performance-Based Common Stock Warrants

On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") at a price of $54.55 per share. At March 31, 2022, 275,000 of these warrants were vested and outstanding. All vested warrants will expire on January 1, 2023. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the common stock purchase warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Reduction to net sales	$—	$143
Income tax benefit	$—	$36

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Note 16 — Other Income (Expense)

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net gain (loss) on foreign currency exchange contracts (1)	$915	$1,161
Net gain (loss) on foreign currency exchange transactions	(578)	(1,270)
Other income (expense)	23	132
Other income (expense), net	$360	$23

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2022	2021
BASIC
Net income (loss)	$(2,910)	$6,993
Weighted-average common shares outstanding	12,812	13,803
Basic earnings (loss) per share	$(0.23)	$0.51

DILUTED
Net income (loss)	$(2,910)	$6,993
Weighted-average common shares outstanding for basic	12,812	13,803
Dilutive effect of stock options, restricted stock and common stock warrants	—	396
Weighted-average common shares outstanding on a diluted basis	12,812	14,199
Diluted earnings (loss) per share	$(0.23)	$0.49

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2022	2021
Stock options	828	230
Restricted stock awards	356	50
Common stock warrants	275	—

Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	March 31, 2022				December 31, 2021
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(142)	$—	$(142)	$—	$(92)	$—	$(92)

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.9 million and a net pre-tax gain of $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2022	USD/Chinese Yuan Renminbi	CNY	$28.0	6.3774	$62	April 29, 2022
March 31, 2022	USD/Euro	USD	$28.0	1.0998	$(204)	April 29, 2022
December 31, 2021	USD/Chinese Yuan Renminbi	CNY	$19.0	6.3777	$38	January 7, 2022
December 31, 2021	USD/Euro	USD	$31.0	1.1336	$(130)	January 7, 2022
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 19 — Business Combination

On February 17, 2022, we acquired substantially all of the net assets of Qterics, a U.S.-based provider of multimedia connectivity solutions and services for internet-enabled consumer products. Under the terms of the Asset Purchase Agreement ("APA"), we paid a cash purchase price of approximately $0.9 million. The acquisition of these assets will allow us to expand our customer base in the OEM market.

Our consolidated income statement for the three months ended March 31, 2022 includes net sales of $0.3 million and net income of $0.1 million attributable to Qterics for the period commencing on February 17, 2022.
In accordance with the terms of the APA, the initial purchase price was subject to adjustment for differences between the initial estimated working capital balances and the final adjusted balances. This calculation was completed at March 31, 2022.

Preliminary Purchase Price Allocation

Using the acquisition method of accounting, the acquisition date fair value of the consideration transferred was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The calculation of the fair value of deferred revenue has not been finalized, pending the determination of the appropriate service period over which to recognize revenue. The excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. The goodwill is expected to be deductible for income tax purposes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Management's preliminary purchase price allocation as of March 31, 2022 was the following:

(In thousands)	Estimated Lives	Preliminary Fair Value
Accounts receivable		$787
Property, plant and equipment	5 years	3
Customer relationships	6 years	1,340
Developed technology	6 years	440
Trade names	6 years	50
Goodwill		713
Operating lease ROU assets	3 years	149
Other assets		2
Other accrued liabilities		(6)
Short-term operating lease obligation		(48)
Deferred revenue		(1,539)
Long-term operating lease obligation		(101)
Long-term deferred revenue		(851)
Cash paid		$939

Management's determination of the fair value of intangible assets acquired are based primarily on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under U.S. GAAP.

The fair value assigned to the Qterics developed technology and trade names intangible assets were determined utilizing a relief from royalty method. Under the relief from royalty method, the fair value of the intangible asset is estimated to be the present value of the royalties saved because the company owns the intangible asset. Revenue projections and estimated useful life were significant inputs into estimating the value of the Qterics developed technology and trade names.

The fair value assigned to Qterics customer relationships intangible assets were determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and utilizes revenue and cost projections, including an assumed contributory asset charge.

The developed technology, trade names and customer relationships intangible assets are expected to be deductible for income tax purposes.

Pro Forma Results (unaudited)

The unaudited pro forma financial information of combined results of our operations and the operations of Qterics as if the transaction had occurred on January 1, 2021, is immaterially different from the net sales, net income (loss) and income (loss) per share amounts reported in the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021.

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
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling software update and device provisioning services, as well as real-time device identification and system control with billions of transactions per year in device and data management;
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

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes over 13,000 brands comprising over 1,002,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE) Z-Wave, and IP, as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology, which includes nearly 27.6 million unique device fingerprints across both AV and Smart Home devices.

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

We hold a number of patents in the United States and abroad related to our products and technology, and have filed domestic and foreign applications for other patents that are pending. At March 31, 2022, we had more than 650 issued and pending U.S. patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.

We operate as one business segment. We have two domestic subsidiaries and 25 international subsidiaries located in Brazil, British Virgin Islands, Cayman Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain and the United Kingdom.

To recap our results for the three months ended March 31, 2022:

•Net sales decreased 12.0% to $132.4 million for the three months ended March 31, 2022 from $150.5 million for the three months ended March 31, 2021.
•Our gross margin percentage decreased to 27.4% for the three months ended March 31, 2022 from 30.8% for the three months ended March 31, 2021.
•Operating expenses, as a percentage of net sales, increased to 27.8% for the three months ended March 31, 2022 from 25.1% for the three months ended March 31, 2021.
•Our operating loss was $0.6 million for the three months ended March 31, 2022 compared to operating income of $8.6 million for the three months ended March 31, 2021. Our operating income (loss) percentage decreased to (0.4)% for the three months ended March 31, 2022 from 5.7% for the three months ended March 31, 2021.
•Income tax expense increased to $2.4 million for the three months ended March 31, 2022 from $1.5 million for the three months ended March 31, 2021.

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

COVID-19 Pandemic Impact

The global spread of COVID-19 has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on ports, work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lockdowns. The COVID-19 pandemic and its consequences have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus, particularly in light of new variants, and the availability of effective treatments or vaccines); and the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, inflation and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. As the COVID-19 pandemic continues, the full extent of this outbreak and the related governmental, business and travel restrictions in order to contain the COVID-19 pandemic are continuing to evolve globally. Our COVID-19 task force, which includes a cross-functional group of senior-level executives, continues to manage and respond to the ever-changing health and safety requirements across the globe and communicate our responses and recommended course of action to our global factory and office leaders.

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

Local lockdowns near our southern China factory during the last two weeks of the first quarter of 2022 temporarily caused labor shortages that negatively affected our ability to manufacture at full capacity and to meet customer demand. As of the issuance of this report, our southern China factory and our other factories are operating at or near labor capacity.

We anticipate that the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to continue to be negatively impacted into, at least, the first half of 2022 given the global reach and economic impact of the COVID-19 pandemic and the various quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. A closure of one of our factories and/or a local lockdown that negatively affects our factory staffing levels for a sustained period of time have impacted and may continue to impact our ability to meet customer demand, in the short run, and would negatively impact our results. We have also seen disruptions in our supply chain, due to difficulty in obtaining ICs and substantial delays in the transportation and the onloading and offloading of our product due to significant congestion and shutdowns at ports throughout the world. This, in turn, causes significant congestion in other downstream transportation, such as via trucks and rail. As such, these congestions have caused and continue to cause difficulty and delays in our ability to fulfill customer orders and have resulted in increased logistics costs.

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

Inflation Impact

Inflation has adversely affected our business and we expect this to continue through the end of 2022. We have been and expect to continue to be negatively impacted by increased component and logistics costs. While we have been able to increase prices of our products to customers, we may not be able to fully offset the impact of increased material costs which would negatively impact our gross profit. In addition, our cost of labor, materials and borrowing may increase which would negatively impact our business and financial results. Alternatively, deflation may cause a deterioration of global and regional economic conditions which could impact unemployment rates and consumer discretionary spending. These, and other factors that may increase the risk of significant deflation, could negatively impact our business and results of operations.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	72.6	69.2
Gross profit	27.4	30.8
Research and development expenses	5.9	5.3
Selling, general and administrative expenses	21.9	19.8
Operating income (loss)	(0.4)	5.7
Interest income (expense), net	(0.2)	(0.1)
Other income (expense), net	0.3	0.0
Income (loss) before provision for income taxes	(0.3)	5.6
Provision for income taxes	1.8	1.0
Net income (loss)	(2.1)%	4.6%

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Net sales. Net sales for the three months ended March 31, 2022 were $132.4 million, a decrease compared to $150.5 million for the three months ended March 31, 2021. Sales in our subscription broadcast channel were lower than the prior year period due primarily to component shortages and lower customer demand. Sales in our HVAC and consumer electronics channels were lower than the prior year period, due to component shortages and COVID-19 related lockdowns in China, which impacted our ability to both manufacture and deliver product. Sales in our retail channel were lower than the prior year period due to the loss of a customer in North America.

Gross profit. Gross profit for the three months ended March 31, 2022 was $36.3 million compared to $46.4 million for the three months ended March 31, 2021. Gross profit as a percentage of sales decreased to 27.4% for the three months ended March 31, 2022 from 30.8% for the three months ended March 31, 2021. Gross profit as a percentage of sales was unfavorably impacted by higher material and freight costs and the weakening of the U.S. Dollar versus the Chinese Yuan Renminbi and Mexican Peso. Partially offsetting these unfavorable impacts were price increases and a favorable mix shift toward higher margin revenue streams such as royalties, as a few of the largest consumer electronic companies in the world are embedding our technology in their devices.

Research and development ("R&D") expenses. R&D expenses remained consistent at $7.8 million for the three months ended March 31, 2022 and $7.9 million in the prior year period.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $29.0 million for the three months ended March 31, 2022 from $29.8 million for the three months ended March 31, 2021, primarily due to a decrease in incentive compensation.

Interest income (expense), net. Interest expense, net increased to $0.3 million for the three months ended March 31, 2022 from $0.1 million for the three months ended March 31, 2021, as a result of a higher average loan balance and a higher interest rate.

Other income (expense), net. Other income, net was $0.4 million for the three months ended March 31, 2022 and $23.0 thousand for the three months ended March 31, 2021, as a result of net foreign currency gains.

Provision for income taxes. Income tax expense was $2.4 million for the three months ended March 31, 2022, relative to pre-tax loss of $0.5 million compared to income tax expense of $1.5 million for the three months ended March 31, 2021, representing an effective tax rate of 18.0%. We expect the U.S. to be in a pre-tax loss position without benefit for the full year 2022. In addition, recent legislative changes for research and experimentation costs and creditability of certain foreign income taxes have resulted in a higher than normal effective tax rate.

Liquidity and Capital Resources

Sources of Cash

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. In addition, we have utilized our revolving line of credit to fund an increased level of share repurchases and acquisitions. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures, expenses associated with our long-term factory planning strategy, future discretionary share repurchases and potential future acquisitions. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays for at least the next twelve months and for the foreseeable future thereafter; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$53,628	$60,813
Available borrowing resources	37,300	66,300

Cash, cash equivalents and term deposit – On March 31, 2022, we had $4.9 million, $17.7 million, $10.4 million, $18.0 million and $2.7 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. In addition, at March 31, 2022, we had a one-year term deposit of $8.6 million, which will mature on January 25, 2023. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposits with financial institutions we believe are high quality.

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

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at March 31, 2022. At March 31, 2022, we had an outstanding balance of $85.0 million on our Credit Line and $37.3 million of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Line.

Uses of Cash

Our cash flows were as follows:

(In thousands)	Three Months Ended March 31, 2022	Increase (Decrease)	Three Months Ended March 31, 2021
Cash used for operating activities	$(17,969)	$(11,240)	$(6,729)
Cash used for investing activities	(11,621)	(6,817)	(4,804)
Cash provided by financing activities	21,646	11,606	10,040
Effect of foreign currency exchange rates on cash and cash equivalents	759	1,056	(297)
Net increase (decrease) in cash and cash equivalents	$(7,185)	$(5,395)	$(1,790)

	March 31, 2022	Increase (Decrease)	December 31, 2021
Cash and cash equivalents	$53,628	$(7,185)	$60,813
Working capital	115,241	(5,118)	120,359

Net cash used for operating activities was $18.0 million during the three months ended March 31, 2022 compared to $6.7 million during the three months ended March 31, 2021. Net loss was $2.9 million for the three months ended March 31, 2022 compared to net income of $7.0 million for the three months ended March 31, 2021. Changes in accounts receivable and contract assets resulted in cash outflows of $5.1 million during the three months ended March 31, 2022 largely as a result of a increase in days sales outstanding compared to the fourth quarter 2021 offset partially by a decrease in sales. Changes in accounts receivable and contract assets resulted in cash outflows of $10.1 million during the three months ended March 31, 2021 largely as a result of an increase in days sales outstanding compared to the fourth quarter 2020. Days sales outstanding were 88 days at March 31, 2022 compared to 79 days at March 31, 2021. Inventories increased by $4.6 million during the three months ended March 31, 2022 due to efforts to mitigate supply chain issues relating to component shortages and logistics delays compared to a decrease of $1.3 million during the three months ended March 31, 2021. Our inventory turns decreased to 2.8 turns at March 31, 2022 compared to 3.5 turns at March 31, 2021.

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

Net cash used for investing activities during the three months ended March 31, 2022 was $11.6 million, of which $7.5 million, $0.9 million, $1.8 million and $1.4 million was used for our term deposit investment, acquisition of Qterics Inc., capital expenditures, and the development of patents, respectively. Net cash used for investing activities during the three months ended March 31, 2021 was $4.8 million of which $3.7 million and $1.1 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $15.0 million and $18.0 million in 2022, which includes amounts associated with our factory in Vietnam, which we anticipate to commence operations in the third quarter of 2022.

Net cash provided by financing activities was $21.6 million during the three months ended March 31, 2022 compared to $10.0 million during the three months ended March 31, 2021. The increase in cash provided by financing activities was driven primarily by borrowing and repayment activity on our line of credit. During the three months ended March 31, 2022, we had net borrowings of $29.0 million compared to net borrowings of $20.0 million during the three months ended March 31, 2021.

During the three months ended March 31, 2022, we repurchased 224,638 shares of our common stock at a cost of $7.4 million compared to our repurchase of 190,523 shares at a cost of $11.0 million during the three months ended March 31, 2021.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$28,339	$7,213	$10,504	$6,065	$4,557
Property, plant, and equipment purchases	3,167	3,167	—	—	—
Inventory purchases	18,761	18,761	—	—	—
Software license	3,519	105	341	788	2,285
Total material cash commitments	$53,786	$29,246	$10,845	$6,853	$6,842

We anticipate meeting our material cash commitments with our cash generated from operations and available borrowing resources, including our Credit Line.

Factors That May Affect Financial Condition and Future Results

Forward-Looking Statements

We caution that the following important factors, among others (including but not limited to factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in our 2021 Annual Report on Form 10-K, or in our other reports filed from time to time with the Securities and Exchange Commission ("SEC")), may affect our actual results and may contribute to or cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

While we believe that the forward-looking statements made in this report are based on reasonable assumptions, the actual outcome of such statements is subject to a number of risks and uncertainties, including the impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity; the impact to our quarterly revenue, margins and operating profits due to our inability to continue to obtain adequate quantities of component parts, including ICs; potential inability to timely deliver products to our customers due to the substantial delays in the transportation and the onloading and offloading of our product resulting from the significant congestion at ports throughout the world and other downstream transportation, such as via trucks and rail; the significant percentage of our revenue attributable to a limited number of customers; the failure of our markets to continue growing and expanding in the manner we anticipated; the loss of market share due to competition; the delay by or failure of our customers to order products from us due to delays by them of their new product rollouts, their decision to purchase their products from an alternative or second source supplier, their efforts to refocus their operations to broadband and OTT versus traditional linear video, their failure to grow as we anticipated, their internal inventory control measures, or their loss of market share; the effects of natural or other events beyond our control, including the effects of political unrest, war (including the conflict between Russia and Ukraine) or terrorist activities may have on us or the economy; the economic environment's effect on us or our customers; the effects of doing business internationally, including the effects that changes in laws, regulations and policies may have on our business including the impact of new or additional tariffs and surcharges; the growth of, acceptance of and the demand for our products and technologies in various markets and geographical regions, including cable, satellite, consumer electronics, retail, and digital media and interactive technology; our inability to add profitable complementary products which are accepted by the marketplace; our inability to attract and retain a quality workforce at adequate levels in all regions of the world, and particularly those jurisdictions where we are moving our operations; our inability to continue to maintain our operating costs at acceptable levels through our cost containment efforts including moving our operations and manufacturing facilities to lower cost jurisdictions; an unfavorable ruling in any or all of the litigation matters to which we are party; our inability to continue selling our products or licensing our technologies at higher or profitable margins; our inability to obtain orders or maintain our order volume with new and existing customers; our inability to develop new and innovative technologies and products that are accepted by our customers; the possible dilutive effect our stock incentive programs may have on our earnings per share and stock price; the continued ability to identify and execute on opportunities that maximize stockholder value, including the effects repurchasing the Company's shares have on the Company's stock value; and other factors listed from time to time in our press releases and filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.6 million annual impact on net income based on our outstanding Credit Line balance at March 31, 2022.

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

Foreign Currency Exchange Rate Risk

At March 31, 2022, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, Cayman Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain and the United Kingdom. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2022, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, and Japanese Yen relative to the U.S. Dollar fluctuate 10% from March 31, 2022, net income in the second quarter of 2022 would fluctuate by approximately $8.4 million.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2021 Annual Report on Form 10-K. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended March 31, 2022, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 - January 31, 2022	1,193	$40.07	—	—
February 1, 2022 - February 28, 2022	80,386	32.86	47,030	252,970
March 1, 2022 - March 31, 2022	143,059	32.61	127,970	125,000
Total	224,638	$32.74	175,000	125,000

(1)Of the repurchases in January, February, and March, 1,193, 33,356 and 15,089 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On February 10, 2022, our Board approved a new share repurchase program with an effective date of February 22, 2022 (the "February 2022 Program"). Pursuant to the February 2022 Program, we were authorized to repurchase up to 300,000 shares of our common stock until the Program’s expiration on May 5, 2022. Per the terms of the February 2022 Program, we may utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which may be effected through Rule 10b5-1 plans. As of May 2, 2022, we repurchased the full 300,000 shares under the February 2022 Program. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

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

Dated:	May 5, 2022	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)