Form 10-Q
period 2022-06-30
UNIVERSAL ELECTRONICS INC
filed 2022-08-05
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,653,899 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 2, 2022.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
    UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$46,130	$60,813
Term deposit	7,823	—
Accounts receivable, net	131,941	129,215
Contract assets	5,834	5,012
Inventories	147,394	134,469
Prepaid expenses and other current assets	6,795	7,289
Income tax receivable	2,608	348
Total current assets	348,525	337,146
Property, plant and equipment, net	67,867	74,647
Goodwill	49,044	48,463
Intangible assets, net	23,080	20,169
Operating lease right-of-use assets	19,048	19,847
Deferred income taxes	6,487	7,729
Other assets	2,093	2,347
Total assets	$516,144	$510,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,054	$92,707
Line of credit	88,000	56,000
Accrued compensation	21,608	24,217
Accrued sales discounts, rebates and royalties	5,602	9,286
Accrued income taxes	5,075	3,737
Other accrued liabilities	29,099	30,840
Total current liabilities	233,438	216,787
Long-term liabilities:
Operating lease obligations	13,078	14,266
Deferred income taxes	2,708	2,394
Income tax payable	939	939
Other long-term liabilities	867	13
Total liabilities	251,030	234,399
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,861,624 and 24,678,942 shares issued on June 30, 2022 and December 31, 2021, respectively	249	247
Paid-in capital	319,854	314,094
Treasury stock, at cost, 12,215,756 and 11,861,198 shares on June 30, 2022 and December 31, 2021, respectively	(366,370)	(355,159)
Accumulated other comprehensive income (loss)	(18,988)	(13,524)
Retained earnings	330,369	330,291
Total stockholders' equity	265,114	275,949
Total liabilities and stockholders' equity	$516,144	$510,348

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$139,101	$150,491	$271,511	$301,033
Cost of sales	99,730	105,829	195,872	209,972
Gross profit	39,371	44,662	75,639	91,061
Research and development expenses	8,637	7,676	16,443	15,618
Selling, general and administrative expenses	25,237	27,965	54,260	57,811
Operating income	5,497	9,021	4,936	17,632
Interest income (expense), net	(183)	(127)	(479)	(235)
Other income (expense), net	(694)	(17)	(334)	6
Income before provision for income taxes	4,620	8,877	4,123	17,403
Provision for income taxes	1,632	3,284	4,045	4,817
Net income	$2,988	$5,593	$78	$12,586

Earnings per share:
Basic	$0.24	$0.41	$0.01	$0.92
Diluted	$0.23	$0.40	$0.01	$0.89
Shares used in computing earnings per share:
Basic	12,659	13,672	12,736	13,737
Diluted	12,715	13,926	12,847	14,062
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,988	$5,593	$78	$12,586
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,313)	4,043	(5,464)	1,175
Comprehensive income (loss)	$(4,325)	$9,636	$(5,386)	$13,761
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2022:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	24,679	$247	(11,861)	$(355,159)	$314,094	$(13,524)	$330,291	$275,949
Net income (loss)							(2,910)	(2,910)
Currency translation adjustment						1,849		1,849
Shares issued for employee benefit plan and compensation	145	1			323			324
Purchase of treasury shares			(225)	(7,354)				(7,354)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,499			2,499
Balance at March 31, 2022	24,831	248	(12,086)	(362,513)	316,916	(11,675)	327,381	270,357
Net income							2,988	2,988
Currency translation adjustment						(7,313)		(7,313)
Shares issued for employee benefit plan and compensation	23	1			301			302
Purchase of treasury shares			(130)	(3,857)				(3,857)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,637			2,637
Balance at June 30, 2022	24,862	$249	(12,216)	$(366,370)	$319,854	$(18,988)	$330,369	$265,114
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

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$78	$12,586
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,155	13,128
Provision for credit losses	(204)	1
Deferred income taxes	1,227	1,637
Shares issued for employee benefit plan	626	681
Employee and director stock-based compensation	5,136	5,044
Performance-based common stock warrants	—	274
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,195)	(6,241)
Inventories	(16,287)	(1,076)
Prepaid expenses and other assets	1,329	625
Accounts payable and accrued liabilities	(15,001)	(7,338)
Accrued income taxes	(948)	(2,837)
Net cash provided by (used for) operating activities	(17,084)	16,484
Cash flows from investing activities:
Term deposit	(7,487)	—
Acquisition of net assets of Qterics, Inc.	(939)	—
Acquisitions of property, plant and equipment	(5,482)	(6,206)
Acquisitions of intangible assets	(3,019)	(1,907)
Net cash provided by (used for) investing activities	(16,927)	(8,113)
Cash flows from financing activities:
Borrowings under line of credit	62,000	41,000
Repayments on line of credit	(30,000)	(15,000)
Proceeds from stock options exercised	—	991
Treasury stock purchased	(11,211)	(26,684)
Net cash provided by (used for) financing activities	20,789	307
Effect of foreign currency exchange rates on cash and cash equivalents	(1,461)	1,859
Net increase (decrease) in cash and cash equivalents	(14,683)	10,537
Cash and cash equivalents at beginning of period	60,813	57,153
Cash and cash equivalents at end of period	$46,130	$67,690

Supplemental cash flow information:
Income taxes paid	$3,466	$5,663
Interest paid	$623	$202
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The coronavirus ("COVID-19") pandemic and the efforts to contain it has made estimates more difficult and subjective. Accordingly, actual results could differ from those estimates, and such differences could be material to the financial statements.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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

Note 2 — Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2022	December 31, 2021
North America	$4,466	$6,430
People's Republic of China ("PRC")	15,328	16,000
Asia (excluding the PRC)	11,786	11,798
Europe	11,756	17,604
South America	2,794	8,981
Total cash and cash equivalents	$46,130	$60,813

On January 25, 2022, we entered into a one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earns interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. At June 30, 2022, the balance of the term deposit was $7.8 million. The term deposit is accounted for at fair value on a recurring basis using level one inputs.

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Goods and services transferred at a point in time	$118,355	$119,503	$227,441	$242,391
Goods and services transferred over time	20,746	30,988	44,070	58,642
Net sales	$139,101	$150,491	$271,511	$301,033

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
United States	$39,637	$51,322	$83,464	$101,614
Asia (excluding PRC)	34,322	31,608	67,386	65,824
Europe	26,364	31,640	49,024	59,167
People's Republic of China	22,616	23,489	41,908	47,829
Latin America	6,906	5,368	13,394	11,512
Other	9,256	7,064	16,335	15,087
Total net sales	$139,101	$150,491	$271,511	$301,033

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2022		2021
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$18,723	13.5%	$24,699	16.4%
Daikin Industries Ltd.	$20,875	15.0%	$16,448	10.9%

	Six Months Ended June 30,
	2022		2021
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$38,607	14.2%	$51,900	17.2%
Daikin Industries Ltd.	$38,016	14.0%	$33,885	11.3%

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Trade receivables, gross	$128,148	$122,508
Allowance for credit losses	(1,003)	(1,285)
Allowance for sales returns	(567)	(592)
Trade receivables, net	126,578	120,631
Other (1)	5,363	8,584
Accounts receivable, net	$131,941	$129,215
(1)Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$1,285	$1,412
Additions (reductions) to costs and expenses	(204)	1
Write-offs/Foreign exchange effects	(78)	(41)
Balance at end of period	$1,003	$1,372

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	June 30, 2022		December 31, 2021
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$16,817	12.7%	$—	(1)	—%	(1)
Daikin Industries Ltd.	$13,202	10.0%	$—	(1)	—%	(1)

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories and Significant Suppliers

Inventories were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$63,523	$52,617
Components	28,540	25,289
Work in process	5,312	7,102
Finished goods	50,019	49,461
Inventories	$147,394	$134,469

Significant Suppliers

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended June 30,
	2022		2021
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$10,169	12.3%	$9,840	11.9%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

	Six Months Ended June 30,
	2022		2021
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$17,721	11.4%	$19,613	12.3%
Purchases from the following supplier totaled more than 10% of our total accounts payable:

	June 30, 2022				December 31, 2021
	$ (thousands)		% of Total Accounts Payable		$ (thousands)	% of Total Accounts Payable
Zhejiang Zhen You Electronics Co. Ltd.	$—	(1)	—%	(1)	$9,862	10.6%
(1) Accounts payable associated with this supplier did not total more than 10% of our accounts payable for the indicated period.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	June 30, 2022	December 31, 2021
United States	$16,797	$16,804
People's Republic of China	48,190	52,851
Mexico	18,982	20,509
All other countries	2,946	4,330
Total long-lived tangible assets	$86,915	$94,494

Property, plant, and equipment are shown net of accumulated depreciation of $168.8 million and $165.9 million at June 30, 2022 and December 31, 2021, respectively.

Depreciation expense was $5.1 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $10.2 million and $11.4 million for the six months ended June 30, 2022 and 2021, respectively.

Note 6 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2021	$48,463
Goodwill acquired during the period (1)	713
Foreign exchange effects	(132)
Balance at June 30, 2022	$49,044

(1) During the six months ended June 30, 2022, we recognized $0.7 million of goodwill related to the Qterics, Inc. ("Qterics") acquisition. Refer to Note 19 for further information about this acquisition.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Intangible Assets, Net

The components of intangible assets, net were as follows:

	June 30, 2022			December 31, 2021
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,391	$(52)	$1,339	$1,066	$(27)	$1,039
Customer relationships	6,340	(2,718)	3,622	5,000	(2,375)	2,625
Developed and core technology	4,520	(3,511)	1,009	4,080	(3,335)	745
Distribution rights	300	(261)	39	325	(269)	56
Patents	26,650	(9,773)	16,877	24,518	(9,015)	15,503
Trademarks and trade names	850	(656)	194	800	(599)	201
Total intangible assets, net	$40,051	$(16,971)	$23,080	$35,789	$(15,620)	$20,169

(1)This table excludes the gross value of fully amortized intangible assets totaling $43.6 million and $43.2 million at June 30, 2022 and December 31, 2021, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$12	$4	$24	$8
Selling, general and administrative expenses	989	712	1,910	1,546
Total amortization expense	$1,001	$716	$1,934	$1,554

Estimated future annual amortization expense related to our intangible assets at June 30, 2022, was as follows:

(In thousands)
2022 (remaining 6 months)	$2,295
2023	4,592
2024	3,792
2025	3,031
2026	2,814
Thereafter	6,556
Total	$23,080

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2022, our operating leases had remaining lease terms of up to 38 years, including any reasonably probable extensions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$19,048	$19,847
Liabilities:
Other accrued liabilities	$5,155	$4,769
Long-term operating lease obligations	13,078	14,266
Total lease liabilities	$18,233	$19,035

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows, and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$762	$628	$1,397	$1,298
Selling, general and administrative expenses	1,079	1,023	2,187	2,059
Total operating lease expense	$1,841	$1,651	$3,584	$3,357
Operating cash outflows from operating leases	$1,781	$1,585	$3,460	$3,383
Operating lease right-of-use assets obtained in exchange for lease obligations	$255	$2,711	$3,073	$3,009
Non-cash release of operating lease obligations (1)	$—	$—	$—	$654
(1)During the six months ended June 30, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	June 30, 2022	December 31, 2021
Weighted average lease liability term (in years)	4.0	4.3
Weighted average discount rate	3.09%	3.17%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at June 30, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	June 30, 2022
2022 (remaining 6 months)	$2,866
2023	5,245
2024	4,197
2025	3,434
2026	2,183
Thereafter	1,469
Total lease payments	19,394
Less: imputed interest	(1,161)
Total lease liabilities	$18,233

At June 30, 2022, we had two operating leases with three-year terms that had not yet commenced. The total initial lease liability, which is immaterial to the balance sheet, is not reflected within the above maturity schedule.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
On April 7, 2022, we agreed upon terms to a lease agreement for 125,000 square feet of factory space in Vietnam, with a term commencing in the third quarter of 2022 and continuing through December 1, 2034. As of the date of filing, this lease has not yet been signed. The total initial lease liability associated with this lease is approximately $4.1 million, which is not reflected within the maturity schedule above.

Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2022 and December 31, 2021.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at June 30, 2022 and December 31, 2021 were 3.04% and 1.35%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

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

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At June 30, 2022, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At June 30, 2022 and December 31, 2021, we had $88.0 million and $56.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $0.6 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively. Our total interest expense on borrowings was $0.9 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively.

Note 9 — Income Taxes

We recorded income tax expense of $1.6 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively. We recorded income tax expense of $4.0 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. The income tax rate recorded for the six months ended June 30, 2022 increased primarily due to the mix of pre‐tax income among jurisdictions, including losses not benefited as a result of a valuation allowance. In addition, the tax incentive refund received in China during the six months ended June 30, 2022 was greater than the refund received during the six months ended June 30, 2021.

The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2022 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on global intangible low-taxed income. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

At December 31, 2021, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2021, we had a three-year cumulative operating loss for our U.S. operations and accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the six months ended June 30, 2022, there was no change to our valuation allowance position.

At June 30, 2022, we had gross unrecognized tax benefits of $3.2 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at June 30, 2022 and December 31, 2021 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Accrued bonus	$2,705	$3,460
Accrued commission	311	1,140
Accrued salary/wages	5,439	6,234
Accrued social insurance (1)	7,214	7,562
Accrued vacation/holiday	3,334	3,343
Other accrued compensation	2,605	2,478
Total accrued compensation	$21,608	$24,217

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2022 and December 31, 2021.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Duties	$4,119	$4,128
Expense associated with fulfilled performance obligations	1,164	991
Freight and handling fees	2,685	3,317
Operating lease obligations	5,155	4,769
Product warranty claims costs	762	1,095
Professional fees	3,389	4,685
Sales and value added taxes	3,248	5,463
Other (1)	8,577	6,392
Total other accrued liabilities	$29,099	$30,840

(1)Includes $1.8 million and $0.4 million of contract liabilities at June 30, 2022 and December 31, 2021, respectively.

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$1,095	$1,721
Accruals for warranties issued during the period	219	46
Settlements (in cash or in kind) during the period	(552)	(386)
Foreign currency translation gain (loss)	—	(30)
Balance at end of period	$762	$1,351

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we released TCL, Hisense and Funai from this investigation as they removed our technology from their televisions. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended (the "Tariff Act"). On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order and Cease and Desist Order against Roku which became effective on January 9, 2022.

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

Inter Partes Reviews

Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple IPR requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request thirteen times, granted Roku's request eleven times and we are awaiting the PTAB's institution decision with respect to the remaining two IPR requests. Of the eleven IPR requests granted by the PTAB, the results were mixed, with the PTAB upholding the validity of many of our patent claims and invalidating others. We have and will appeal any PTAB decision that resulted in an invalidation of our patent claims.

International Trade Commission Investigation Request Made by Roku against UEI and certain UEI Customers

On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers' remote control devices and televisions infringe two of Roku's recently acquired patents, the '511 patent and the '875 patent. On May 10, 2021, the ITC announced its decision to initiate the requested investigation. Immediately prior to trial Roku withdrew its complaint against us and two of our customers with respect to one of the two patents at issue. This released the complaint against us and two of our customers with respect to that patent. The trial was thus shortened and ended on January 24, 2022. On June 24, 2022, the ALJ found the '511 patent invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued her ID fully exonerating us and our customers finding the '875 patent invalid and that Roku failed to prove it established the requisite domestic industry and thus no violation of the Tariff Act. As is standard practice, the full commission will review the ID which is presently set for October 28, 2022. In advance of the full Commission's review, Roku and we filed petitions to appeal certain portions of the ID. As a companion to its ITC request, Roku also filed a lawsuit against us and certain of our customers in Federal District Court in the Central District of California alleging that we are infringing the same patents they alleged being infringed in the ITC investigation explained above. This District Court case has been and will continue to be stayed pending the conclusion of the ITC investigation.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

In July 2021, the CIT issued a preliminary injunction suspending liquidation of all unliquidated entries subject to Lists 3 and 4A duties and has asked the parties to develop a process to keep track of the entries to efficiently and effectively deal with liquidation process and duties to be paid or refunded when finally adjudicated. On February 5, 2022, the CIT heard oral arguments on dispositive motions filed on behalf of plaintiffs and defendants. On April 1, 2022, the CIT issued its opinion on these dispositive motions, ruling that the USTR had the legal authority to promulgate List 3 and List 4A under Section 307(a)(1)(B) of the Trade Act, but that the USTR violated the APA when it promulgated List 3 and List 4A concluding that the USTR failed to adequately explain its decision as required under the APA. The Court ordered that List 3 and List 4A be remanded to the USTR for reconsideration or further explanation regarding its rationale for imposing the tariffs. The Court declined to vacate List 3 and List 4A, which means that they are still in place while on remand. The Court’s preliminary injunction regarding liquidation of entries also remains in effect. The Court set a deadline of June 30, 2022, for the USTR to complete this process. During June, the Court extended this deadline to August 1, 2022.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On February 10, 2022, our Board approved a share repurchase program with an effective date of February 22, 2022 (the "February 2022 Program"). Pursuant to the February 2022 Program, we were authorized to repurchase up to 300,000 shares of our common stock until the Program's expiration on May 5, 2022. Per the terms of the February 2022 Program, we could utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans. As of May 2, 2022, we repurchased the full 300,000 shares under the February 2022 Program.
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Shares repurchased	355	511
Cost of shares repurchased	$11,211	$26,684

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of sales	$40	$40	$79	$77
Research and development expenses	345	318	678	631
Selling, general and administrative expenses:
Employees	1,852	1,705	3,579	3,573
Outside directors	400	381	800	763
Total employee and director stock-based compensation expense	$2,637	$2,444	$5,136	$5,044
Income tax benefit	$440	$416	$868	$882

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	800	$45.55
Granted	120	34.56
Exercised	—	—		$—
Forfeited/canceled/expired	(74)	65.54
Outstanding at June 30, 2022 (1)	846	$42.25	3.48	$505
Vested and expected to vest at June 30, 2022 (1)	846	$42.25	3.48	$505
Exercisable at June 30, 2022 (1)	646	$42.16	2.65	$505
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2022. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average fair value of grants	$—	$—	$14.87	$23.97
Risk-free interest rate	—%	—%	1.78%	0.41%
Expected volatility	—%	—%	49.42%	48.49%
Expected life in years	0.00	0.00	4.65	4.62

As of June 30, 2022, we expect to recognize $3.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.0 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2021	$310	$44.41
Granted	230	31.80
Vested	(161)	40.55
Forfeited	(3)	47.96
Non-vested at June 30, 2022	$376	$38.34

As of June 30, 2022, we expect to recognize $11.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Note 15 — Performance-Based Common Stock Warrants

On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") at a price of $54.55 per share. At June 30, 2022, 275,000 of these warrants were vested and outstanding. All vested warrants will expire on January 1, 2023. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the common stock purchase warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Reduction to net sales	$—	$131	$—	$274
Income tax benefit	$—	$32	$—	$68

Note 16 — Other Income (Expense)

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net gain (loss) on foreign currency exchange contracts (1)	$153	$327	$1,068	$1,488
Net gain (loss) on foreign currency exchange transactions	(432)	(807)	(1,010)	(2,077)
Other income (expense)	(415)	463	(392)	595
Other income (expense), net	$(694)	$(17)	$(334)	$6

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings Per Share

Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2022	2021	2022	2021
BASIC
Net income	$2,988	$5,593	$78	$12,586
Weighted-average common shares outstanding	12,659	13,672	12,736	13,737
Basic earnings per share	$0.24	$0.41	$0.01	$0.92

DILUTED
Net income	$2,988	$5,593	$78	$12,586
Weighted-average common shares outstanding for basic	12,659	13,672	12,736	13,737
Dilutive effect of stock options, restricted stock and common stock warrants	55	254	111	325
Weighted-average common shares outstanding on a diluted basis	12,715	13,926	12,847	14,062
Diluted earnings per share	$0.23	$0.40	$0.01	$0.89

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Stock options	616	375	590	302
Restricted stock awards	145	88	174	69
Common stock warrants	275	275	275	138

Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	June 30, 2022				December 31, 2021
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$81	$—	$81	$—	$(92)	$—	$(92)

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, we had a net pre-tax gain of $1.1 million and $1.5 million, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2022	USD/Euro	USD	$23.0	1.0550	$116	July 29, 2022
June 30, 2022	USD/Chinese Yuan Renminbi	CNY	$33.0	6.6889	$(35)	July 29, 2022
December 31, 2021	USD/Chinese Yuan Renminbi	CNY	$19.0	6.3777	$38	January 7, 2022
December 31, 2021	USD/Euro	USD	$31.0	1.1336	$(130)	January 7, 2022
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

Our consolidated income statement for the three and six months ended June 30, 2022 includes net sales of $0.6 million and $0.9 million, respectively, and net income of $9.2 thousand and $0.1 million, respectively, attributable to Qterics for the period commencing on February 17, 2022.
In accordance with the terms of the APA, the initial purchase price was subject to adjustment for differences between the initial estimated working capital balances and the final adjusted balances. This calculation was completed at March 31, 2022.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Management's preliminary purchase price allocation as of June 30, 2022 was the following:

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

Pro Forma Results (unaudited)

The unaudited pro forma financial information of combined results of our operations and the operations of Qterics as if the transaction had occurred on January 1, 2021, is immaterially different from the net sales, net income and income per share amounts reported in the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Cautionary Statement

All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the future effects on our business of the coronavirus pandemic ("COVID-19"); supply chain issues; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; the effects of natural or other events beyond our control, including the effects of political unrest, war (including the conflict between Russia and Ukraine) or terrorist activities may have on us or the economy; the economic environment's including increases in interest rates and recessionary effects on us or our customers; the effects of doing business internationally; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; the timing and amount of future share repurchases; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K"), Part II, Item 1A of this report, and other factors we describe from time to time in our periodic filings with the SEC.

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

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes over 13,100 brands comprising over 1,013,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE) Z-Wave, and IP, as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology, which includes nearly 32.6 million unique device fingerprints across both AV and Smart Home devices.

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

We hold a number of patents in the United States and abroad related to our products and technology and have filed domestic and foreign applications for other patents that are pending. At June 30, 2022, we had 670 issued and pending U.S. patents related to remote control, home security, safety and automation as well as hundreds of foreign counterpart patents and applications in various territories around the world.

We operate as one business segment. We have two domestic subsidiaries and 25 international subsidiaries located in Brazil, British Virgin Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for the three months ended June 30, 2022:

•Net sales decreased 7.6% to $139.1 million for the three months ended June 30, 2022 from $150.5 million for the three months ended June 30, 2021.
•Our gross margin percentage decreased to 28.3% for the three months ended June 30, 2022 from 29.7% for the three months ended June 30, 2021.
•Operating expenses, as a percentage of net sales, increased to 24.3% for the three months ended June 30, 2022 from 23.7% for the three months ended June 30, 2021.
•Our operating income decreased to $5.5 million for the three months ended June 30, 2022 from $9.0 million for the three months ended June 30, 2021. Our operating income percentage decreased to 4.0% for the three months ended June 30, 2022 from 6.0% for the three months ended June 30, 2021.
•Income tax expense decreased to $1.6 million for the three months ended June 30, 2022 from $3.3 million for the three months ended June 30, 2021.

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

COVID-19 Pandemic and Supply Chain Impact

The COVID-19 pandemic has been and continues to be a complex and rapidly-evolving situation, and with the emergence of the COVID-19 Omicron variant, it continues to have a material impact on our business. Local lockdowns near our southern China factory during the last two weeks of the first quarter of 2022 temporarily caused labor shortages that negatively affected our ability to manufacture at full capacity and to meet customer demand. As of the issuance of this report, our southern China factory and our other factories are operating at or near labor capacity. The global health crisis caused by the COVID-19 pandemic may continue to negatively impact our business.

We have also been negatively impacted by supply chain difficulties including obtaining ICs and other long-lead time components and we expect this to continue into 2023. While we are taking production and inventory control steps in order to mitigate the effects caused by these shortages, we cannot guarantee that these steps will allow us to meet our short term IC and other component parts needs. As such, these supply constraints continue to cause difficulty and delays in our ability to fulfill customer orders and have at times resulted in increased logistics costs. In addition, many of our products are paired with certain of our customers' products, like set-top boxes or televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

The overall operational and financial impact of the above is highly dependent on the risk factors disclosed under the headings “Risks Relating to COVID-19” and “Risks Relating to Operations” in Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K and could be affected by other factors we are not currently able to predict.

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions. Inflation has increased our component and logistics costs. While we have been able to increase sales prices on certain products, we may not be able to fully offset the impact of increased material costs which would negatively impact our gross profit. Our cost of labor, materials and borrowing may continue to increase which would negatively impact our business and financial results. In addition, we expect recessionary fears in the global economy will ultimately negatively impact our sales demand.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	70.3	72.1	69.8
Gross profit	28.3	29.7	27.9	30.2
Research and development expenses	6.2	5.1	6.1	5.1
Selling, general and administrative expenses	18.1	18.6	20.0	19.2
Operating income	4.0	6.0	1.8	5.9
Interest income (expense), net	(0.2)	(0.1)	(0.2)	(0.1)
Other income (expense), net	(0.5)	0.0	(0.1)	0.0
Income before provision for income taxes	3.3	5.9	1.5	5.8
Provision for income taxes	1.2	2.2	1.5	1.6
Net income	2.1%	3.7%	—%	4.2%

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
Net sales. Net sales for the three months ended June 30, 2022 were $139.1 million compared to $150.5 million for the three months ended June 30, 2021. Our subscription broadcast channel experienced the largest decrease in sales when compared to the prior year period as a result of component shortages and lower customer demand. Sales in our retail channel also declined due a loss of a customer in North America and macroeconomic headwinds. Partially offsetting these decreases is an increase in sales in our HVAC channel as we continue to gain market share.

Gross profit. Gross profit for the three months ended June 30, 2022 was $39.4 million compared to $44.7 million for the three months ended June 30, 2021. Gross profit as a percentage of sales decreased to 28.3% for the three months ended June 30, 2022 from 29.7% for the three months ended June 30, 2021 as a direct result of inflationary pressures associated with raw materials and components, freight costs and wages. In order to mitigate the effect of inflationary pressures, we implemented sales price increases on certain products throughout the first two quarters of 2022.

Research and development ("R&D") expenses. R&D expenses increased to $8.6 million for the three months ended June 30, 2022 from $7.7 million in the prior year period. The increase in R&D expenses is due to an increase in product development activities.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $25.2 million for the three months ended June 30, 2022 from $28.0 million for the three months ended June 30, 2021, primarily due to a decrease in outside legal expenses related to a specific legal matter.

Interest income (expense), net. Interest expense, net increased to $0.2 million for the three months ended June 30, 2022 from $0.1 million for the three months ended June 30, 2021, as a result of a higher average loan balance and a higher interest rate.

Other income (expense), net. Other expense, net increased to $0.7 million for the three months ended June 30, 2022 from $17.0 thousand for the three months ended June 30, 2021, mainly due to a one-time expense which we have filed an insurance claim.

Provision for income taxes. Income tax expense was $1.6 million for the three months ended June 30, 2022, representing an effective tax rate of 35.3% compared to income tax expense of $3.3 million for the three months ended June 30, 2021, representing an effective tax rate of 37.0%. We expect the U.S. to be in a pre-tax loss position without benefit for the full year 2022, which is the primary reason for the elevated effective tax rate. In addition, recent legislative changes for research and experimentation costs and creditability of certain foreign income taxes have resulted in a modest increase to our effective tax rate.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

Net sales. Net sales for the six months ended June 30, 2022 were $271.5 million, a decrease compared to $301.0 million for the six months ended June 30, 2021. Sales in our subscription broadcast channel were lower than the prior year period due primarily to component shortages and lower customer demand. Sales in our retail channel were also lower than the prior year period due to the loss of a customer in North America and macroeconomic headwinds.

Gross profit. Gross profit for the six months ended June 30, 2022 was $75.6 million compared to $91.1 million for the six months ended June 30, 2021. Gross profit as a percentage of sales decreased to 27.9% for the six months ended June 30, 2022 from 30.2% for the six months ended June 30, 2021. Gross profit as a percentage of sales was unfavorably impacted by inflationary pressures associated with raw materials and components, freight costs and wages. Partially offsetting these unfavorable impacts were sales price increases on certain products which were implemented throughout the first two quarters of 2022.

Research and development expenses. R&D expenses increased to $16.4 million for the six months ended June 30, 2022 from $15.6 million in the prior year period. The increase in R&D expenses is due to an increase in product development activities.

Selling, general and administrative expenses. SG&A expenses decreased to $54.3 million for the six months ended June 30, 2022 from $57.8 million for the six months ended June 30, 2021, primarily due to a decrease in outside legal expenses related to a specific legal matter and a decrease in incentive compensation.

Interest income (expense), net. Interest expense, net increased to $0.5 million for the six months ended June 30, 2022 from $0.2 million for the six months ended June 30, 2021, as a result of higher average loan balances and higher interest rates.

Other income (expense), net. Other expense, net was $0.3 million for the six months ended June 30, 2022, as a result of a one-time expense which we have filed an insurance claim, compared to other income, net of $6.0 thousand for the six months ended June 30, 2021, as a result of net foreign currency gains.

Provision for income taxes. Income tax expense was $4.0 million for the six months ended June 30, 2022, representing an effective tax rate of 98.1% compared to income tax expense of $4.8 million for the six months ended June 30, 2021, representing an effective tax rate of 27.7%. We expect the U.S. to be in a pre-tax loss position without benefit for the full year 2022, which is the primary reason for the elevated effective tax rate. In addition, recent legislative changes for research and experimentation costs and creditability of certain foreign income taxes have resulted in a modest increase to our effective tax rate.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$46,130	$60,813
Available borrowing resources	34,300	66,300

Cash, cash equivalents and term deposit – On June 30, 2022, we had $4.5 million, $15.3 million, $11.8 million, $11.7 million and $2.8 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. In addition, at June 30, 2022, we had a one-year term deposit of $7.8 million, which will mature on January 25, 2023. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposits with financial institutions we believe are high quality.

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

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at June 30, 2022. At June 30, 2022, we had an outstanding balance of $88.0 million on our Credit Line and $34.3 million of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Line.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Six Months Ended June 30, 2022	Increase (Decrease)	Six Months Ended June 30, 2021
Cash provided by (used for) operating activities	$(17,084)	$(33,568)	$16,484
Cash provided by (used for) investing activities	(16,927)	(8,814)	(8,113)
Cash provided by (used for) financing activities	20,789	20,482	307
Effect of foreign currency exchange rates on cash and cash equivalents	(1,461)	(3,320)	1,859
Net increase (decrease) in cash and cash equivalents	$(14,683)	$(25,220)	$10,537

	June 30, 2022	Increase (Decrease)	December 31, 2021
Cash and cash equivalents	$46,130	$(14,683)	$60,813
Working capital	115,087	(5,272)	120,359

Net cash used for operating activities was $17.1 million during the six months ended June 30, 2022 compared to net cash provided by operating activities of $16.5 million during the six months ended June 30, 2021. Net income was $0.1 million for the six months ended June 30, 2022 compared to net income of $12.6 million for the six months ended June 30, 2021. Inventories increased by $16.3 million during the six months ended June 30, 2022 compared to an increase of $1.1 million during the six months ended June 30, 2021. We are currently in a unique environment where certain components, most prominently ICs, are in short supply. The lead times associated with these components have increased significantly; consequently, when an opportunity arises to procure more than what is needed at a given period of time, we are proceeding with the purchase. This has currently led to us carrying more inventory than is optimal. Our inventory turns decreased to 2.7 turns at June 30, 2022 compared to 3.4 turns at June 30, 2021. Changes in accounts payable and accrued liabilities resulted in cash outflows of $15.0 million during the six months ended June 30, 2022 largely as a result of the timing of payments and a decrease in accrued compensation. Changes in accounts payable and accrued liabilities resulted in cash outflows of $7.3 million during the six months ended June 30, 2021 largely as a result of the timing of payments and a decrease in accrued compensation.

For the second half of 2022, we expect component shortages will continue to have an adverse effect on cash flows with some relief beginning to occur in the first half of 2023. In addition, we expect to commence manufacturing operations in a new factory in Vietnam in the fourth quarter of 2022 which, in the short run, may result in manufacturing inefficiencies.

Net cash used for investing activities during the six months ended June 30, 2022 was $16.9 million, of which $7.5 million, $0.9 million, $5.5 million and $3.0 million was used for our term deposit investment, acquisition of Qterics Inc., capital expenditures, and the development of patents, respectively. Net cash used for investing activities during the six months ended June 30, 2021 was $8.1 million of which $6.2 million and $1.9 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $13.0 million and $16.0 million during the remainder of 2022, which includes amounts associated with our factory in Vietnam, which we anticipate commencing operations in the fourth quarter of 2022.

Net cash provided by financing activities was $20.8 million during the six months ended June 30, 2022 compared to $0.3 million during the six months ended June 30, 2021. The increase in cash provided by financing activities was driven partially by borrowing and repayment activity on our line of credit. During the six months ended June 30, 2022, we had net borrowings of $32.0 million compared to net borrowings of $26.0 million during the six months ended June 30, 2021.

During the six months ended June 30, 2022, we repurchased 354,558 shares of our common stock at a cost of $11.2 million compared to our repurchase of 510,715 shares at a cost of $26.7 million during the six months ended June 30, 2021.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$27,213	$7,076	$10,773	$5,442	$3,922
Property, plant, and equipment purchases	1,776	1,776	—	—	—
Inventory purchases	23,163	23,163	—	—	—
Software license	3,467	52	420	841	2,154
Total material cash commitments	$55,619	$32,067	$11,193	$6,283	$6,076

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.7 million annual impact on net income based on our outstanding Credit Line balance at June 30, 2022.

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

Foreign Currency Exchange Rate Risk

At June 30, 2022, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2022, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, and Japanese Yen relative to the U.S. Dollar fluctuate 10% from June 30, 2022, net income in the third quarter of 2022 would fluctuate by approximately $8.0 million.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2021 Annual Report on Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended June 30, 2022, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2022 - April 30, 2022	118,665	$29.75	116,796	8,204
May 1, 2022 - May 31, 2022	11,255	29.01	8,204	—
June 1, 2022 - June 30, 2022	—	—	—	—
Total	129,920	$29.69	125,000	—

(1)Of the repurchases in April and May, 1,869 and 3,051 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On February 10, 2022, our Board approved a share repurchase program with an effective date of February 22, 2022 (the "February 2022 Program"). Pursuant to the February 2022 Program, we were authorized to repurchase up to 300,000 shares of our common stock until the Program’s expiration on May 5, 2022. Per the terms of the February 2022 Program, we could utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans. As of May 2, 2022, we repurchased the full 300,000 shares under the February 2022 Program.

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

Dated:	August 4, 2022	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)