Form 10-Q
period 2022-09-30
UNIVERSAL ELECTRONICS INC
filed 2022-11-04
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,681,758 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 1, 2022.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
    UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$61,681	$60,813
Term deposit	185	—
Accounts receivable, net	135,495	129,215
Contract assets	6,264	5,012
Inventories	135,867	134,469
Prepaid expenses and other current assets	6,297	7,289
Income tax receivable	3,832	348
Total current assets	349,621	337,146
Property, plant and equipment, net	65,335	74,647
Goodwill	48,935	48,463
Intangible assets, net	23,747	20,169
Operating lease right-of-use assets	18,893	19,847
Deferred income taxes	5,364	7,729
Other assets	1,822	2,347
Total assets	$513,717	$510,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,211	$92,707
Line of credit	88,000	56,000
Accrued compensation	21,726	24,217
Accrued sales discounts, rebates and royalties	5,688	9,286
Accrued income taxes	7,560	3,737
Other accrued liabilities	25,563	30,840
Total current liabilities	228,748	216,787
Long-term liabilities:
Operating lease obligations	12,696	14,266
Deferred income taxes	2,836	2,394
Income tax payable	939	939
Other long-term liabilities	838	13
Total liabilities	246,057	234,399
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,893,271 and 24,678,942 shares issued on September 30, 2022 and December 31, 2021, respectively	249	247
Paid-in capital	322,619	314,094
Treasury stock, at cost, 12,219,233 and 11,861,198 shares on September 30, 2022 and December 31, 2021, respectively	(366,456)	(355,159)
Accumulated other comprehensive income (loss)	(26,355)	(13,524)
Retained earnings	337,603	330,291
Total stockholders' equity	267,660	275,949
Total liabilities and stockholders' equity	$513,717	$510,348

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$148,482	$155,625	$419,993	$456,658
Cost of sales	104,040	109,805	299,912	319,777
Gross profit	44,442	45,820	120,081	136,881
Research and development expenses	8,017	7,411	24,460	23,029
Selling, general and administrative expenses	24,928	29,505	79,188	87,316
Operating income	11,497	8,904	16,433	26,536
Interest income (expense), net	(668)	(212)	(1,147)	(447)
Loss on sale of Argentina subsidiary	—	(6,050)	—	(6,050)
Other income (expense), net	(54)	(157)	(388)	(151)
Income before provision for income taxes	10,775	2,485	14,898	19,888
Provision for income taxes	3,541	3,440	7,586	8,257
Net income (loss)	$7,234	$(955)	$7,312	$11,631

Earnings (loss) per share:
Basic	$0.57	$(0.07)	$0.58	$0.85
Diluted	$0.57	$(0.07)	$0.57	$0.84
Shares used in computing earnings (loss) per share:
Basic	12,656	13,392	12,709	13,622
Diluted	12,696	13,392	12,797	13,920
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$7,234	$(955)	$7,312	$11,631
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,367)	(1,959)	(12,831)	(784)
Change in foreign currency translation due to sale of Argentina subsidiary	—	5,425	—	5,425
Comprehensive income (loss)	$(133)	$2,511	$(5,519)	$16,272
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and nine months ended September 30, 2022:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	24,679	$247	(11,861)	$(355,159)	$314,094	$(13,524)	$330,291	$275,949
Net loss							(2,910)	(2,910)
Currency translation adjustment						1,849		1,849
Shares issued for employee benefit plan and compensation	145	1			323			324
Purchase of treasury shares			(225)	(7,354)				(7,354)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,499			2,499
Balance at March 31, 2022	24,831	248	(12,086)	(362,513)	316,916	(11,675)	327,381	270,357
Net income							2,988	2,988
Currency translation adjustment						(7,313)		(7,313)
Shares issued for employee benefit plan and compensation	23	1			301			302
Purchase of treasury shares			(130)	(3,857)				(3,857)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,637			2,637
Balance at June 30, 2022	24,862	$249	(12,216)	$(366,370)	$319,854	$(18,988)	$330,369	$265,114
Net income							7,234	7,234
Currency translation adjustment						(7,367)		(7,367)
Shares issued for employee benefit plan and compensation	24	—			326			326
Purchase of treasury shares			(3)	(86)				(86)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,439			2,439
Balance at September 30, 2022	24,893	$249	(12,219)	$(366,456)	$322,619	$(26,355)	$337,603	$267,660
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

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,312	$11,631
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18,079	19,719
Provision for credit losses	(204)	1
Deferred income taxes	2,063	(483)
Shares issued for employee benefit plan	952	977
Employee and director stock-based compensation	7,575	7,516
Performance-based common stock warrants	—	398
Loss on sale of Argentina subsidiary, net of cash transferred	—	5,960
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(11,901)	(12,129)
Inventories	(8,477)	(4,466)
Prepaid expenses and other assets	1,734	2,872
Accounts payable and accrued liabilities	(17,201)	(7,416)
Accrued income taxes	171	(1,664)
Net cash provided by (used for) operating activities	103	22,916
Cash flows from investing activities:
Purchase of term deposit	(7,487)	—
Redemption of term deposit	7,609	—
Acquisition of net assets of Qterics, Inc.	(939)	—
Acquisitions of property, plant and equipment	(10,117)	(8,782)
Acquisitions of intangible assets	(4,719)	(3,626)
Net cash provided by (used for) investing activities	(15,653)	(12,408)
Cash flows from financing activities:
Borrowings under line of credit	83,000	71,000
Repayments on line of credit	(51,000)	(38,000)
Proceeds from stock options exercised	—	991
Treasury stock purchased	(11,297)	(44,217)
Net cash provided by (used for) financing activities	20,703	(10,226)
Effect of foreign currency exchange rates on cash and cash equivalents	(4,285)	1,390
Net increase (decrease) in cash and cash equivalents	868	1,672
Cash and cash equivalents at beginning of period	60,813	57,153
Cash and cash equivalents at end of period	$61,681	$58,825

Supplemental cash flow information:
Income taxes paid	$5,034	$8,235
Interest paid	$1,204	$375
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Our results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The coronavirus ("COVID-19") pandemic and the current macroeconomic environment have made estimates more difficult and subjective. Accordingly, actual results could differ from those estimates, and such differences could be material to the financial statements.

Summary of Significant Accounting Policies

With the exception of the following policies, our significant accounting policies are unchanged from those disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
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

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832)". This guidance requires an entity to make certain disclosures when it receives government assistance, including the types of assistance, the accounting for the assistance, and the effect of the assistance on the financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. We do not expect the adoption of ASU 2021-10 to have a material impact on our consolidated statement of financial position, results of operations and cash flows.

Note 2 — Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2022	December 31, 2021
North America	$5,912	$6,430
People's Republic of China ("PRC")	14,554	16,000
Asia (excluding the PRC)	20,065	11,798
Europe	9,982	17,604
South America	11,168	8,981
Total cash and cash equivalents	$61,681	$60,813

On January 25, 2022, we entered into a one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earns interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. During the three months ended September 30, 2022, substantially all of this term deposit was redeemed. At September 30, 2022, the balance of the term deposit was $0.2 million. The term deposit is accounted for at fair value on a recurring basis, using level one inputs.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Goods and services transferred at a point in time	$127,672	$129,530	$355,113	$371,921
Goods and services transferred over time	20,810	26,095	64,880	84,737
Net sales	$148,482	$155,625	$419,993	$456,658

Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
United States	$46,732	$49,637	$130,196	$151,251
Asia (excluding PRC)	32,614	34,422	100,000	100,247
Europe	27,358	32,187	76,382	91,353
People's Republic of China	26,696	23,413	68,604	71,242
Latin America	7,602	6,917	20,996	18,429
Other	7,480	9,049	23,815	24,136
Total net sales	$148,482	$155,625	$419,993	$456,658

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2022		2021
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$26,479	17.8%	$22,578	14.5%
Daikin Industries Ltd.	$21,381	14.4%	$20,610	13.2%

	Nine Months Ended September 30,
	2022		2021
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$65,087	15.5%	$74,478	16.3%
Daikin Industries Ltd.	$59,397	14.1%	$54,495	11.9%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Trade receivables, gross	$131,734	$122,508
Allowance for credit losses	(946)	(1,285)
Allowance for sales returns	(544)	(592)
Trade receivables, net	130,244	120,631
Other (1)	5,251	8,584
Accounts receivable, net	$135,495	$129,215
(1)Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$1,285	$1,412
Additions (reductions) to costs and expenses	(204)	1
Write-offs/Foreign exchange effects	(135)	(69)
Balance at end of period	$946	$1,344

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net was as follows:

	September 30, 2022		December 31, 2021
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$23,890	17.6%	$—	(1)	—%	(1)

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories and Significant Suppliers

Inventories were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$53,780	$52,617
Components	27,597	25,289
Work in process	4,498	7,102
Finished goods	49,992	49,461
Inventories	$135,867	$134,469

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Significant Suppliers

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended September 30,
	2022				2021
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$—	(1)	—%	(1)	$12,064	14.5%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.

	Nine Months Ended September 30,
	2022		2021
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$23,185	10.3%	$31,677	13.1%
Purchases from the following supplier totaled more than 10% of our total accounts payable:

	September 30, 2022				December 31, 2021
	$ (thousands)		% of Total Accounts Payable		$ (thousands)	% of Total Accounts Payable
Zhejiang Zhen You Electronics Co. Ltd.	$—	(1)	—%	(1)	$9,862	10.6%
(1) Accounts payable associated with this supplier did not total more than 10% of our accounts payable for the indicated period.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	September 30, 2022	December 31, 2021
United States	$16,514	$16,804
People's Republic of China	43,769	52,851
Mexico	17,869	20,509
All other countries	6,076	4,330
Total long-lived tangible assets	$84,228	$94,494

Property, plant, and equipment are shown net of accumulated depreciation of $165.8 million and $165.9 million at September 30, 2022 and December 31, 2021, respectively.

Depreciation expense was $4.9 million and $5.6 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $15.1 million and $17.1 million for the nine months ended September 30, 2022 and 2021, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Note 6 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2021	$48,463
Goodwill acquired during the period (1)	713
Foreign exchange effects	(241)
Balance at September 30, 2022	$48,935

(1) During the nine months ended September 30, 2022, we recognized $0.7 million of goodwill related to the Qterics, Inc. ("Qterics") acquisition. Refer to Note 19 for further information about this acquisition.

Intangible Assets, Net

The components of intangible assets, net were as follows:

	September 30, 2022			December 31, 2021
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,538	$(64)	$1,474	$1,066	$(27)	$1,039
Customer relationships	6,340	(2,899)	3,441	5,000	(2,375)	2,625
Developed and core technology	4,520	(3,602)	918	4,080	(3,335)	745
Distribution rights	280	(250)	30	325	(269)	56
Patents	27,993	(10,279)	17,714	24,518	(9,015)	15,503
Trademarks and trade names	850	(680)	170	800	(599)	201
Total intangible assets, net	$41,521	$(17,774)	$23,747	$35,789	$(15,620)	$20,169

(1)This table excludes the gross value of fully amortized intangible assets totaling $43.8 million and $43.2 million at September 30, 2022 and December 31, 2021, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$13	$7	$37	$15
Selling, general and administrative expenses	1,018	938	2,928	2,622
Total amortization expense	$1,031	$945	$2,965	$2,637

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Estimated future annual amortization expense related to our intangible assets at September 30, 2022, was as follows:

(In thousands)
2022 (remaining 3 months)	$1,074
2023	4,701
2024	4,243
2025	3,308
2026	3,089
Thereafter	7,332
Total	$23,747

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At September 30, 2022, our operating leases had remaining lease terms of up to 38 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$18,893	$19,847
Liabilities:
Other accrued liabilities	$5,386	$4,769
Long-term operating lease obligations	12,696	14,266
Total lease liabilities	$18,082	$19,035

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows, and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$741	$595	$2,138	$1,893
Selling, general and administrative expenses	1,128	1,032	3,315	3,090
Total operating lease expense	$1,869	$1,627	$5,453	$4,983
Operating cash outflows from operating leases	$1,858	$1,574	$5,318	$4,958
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,604	$70	$4,535	$3,077
Non-cash release of operating lease obligations (1)	$—	$—	$—	$654
(1)During the nine months ended September 30, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center, which was sold in February 2020.

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	September 30, 2022	December 31, 2021
Weighted average lease liability term (in years)	3.8	4.3
Weighted average discount rate	3.20%	3.17%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at September 30, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	September 30, 2022
2022 (remaining 3 months)	$1,410
2023	5,718
2024	4,694
2025	3,721
2026	2,184
Thereafter	1,469
Total lease payments	19,196
Less: imputed interest	(1,114)
Total lease liabilities	$18,082

At September 30, 2022, we did not have any operating leases that had not yet commenced.

On April 7, 2022, we agreed upon terms to a lease agreement for 125,000 square feet of factory space in Vietnam, with a term commencing in the fourth quarter of 2022 and continuing through December 1, 2034. As of the date of the filing of this Form 10-Q, this lease has not yet been signed. The total initial lease liability associated with this lease is approximately $4.1 million, which is not reflected within the maturity schedule above.

Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2022 and December 31, 2021.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at September 30, 2022 and December 31, 2021 were 4.63% and 1.35%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

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

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At September 30, 2022, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

At September 30, 2022 and December 31, 2021, we had $88.0 million and $56.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $1.0 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively. Our total interest expense on borrowings was $1.9 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively.

Note 9 — Income Taxes

We recorded income tax expense of $3.5 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively. We recorded income tax expense of $7.6 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively. The difference in income tax recorded for the nine months ended September 30, 2022 and 2021 is primarily due to the mix of pre‐tax income among jurisdictions, including losses not benefited as a result of a valuation allowance. In addition, the tax incentive refund received in China during the nine months ended September 30, 2022 was greater than the refund received during the nine months ended September 30, 2021.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2022 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on global intangible low-taxed income. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.

At December 31, 2021, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2021, we had a three-year cumulative operating loss for our U.S. operations and, accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the nine months ended September 30, 2022, there was no change to our valuation allowance position.

At September 30, 2022, we had gross unrecognized tax benefits of $3.2 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at September 30, 2022 and December 31, 2021 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Accrued bonus	$3,096	$3,460
Accrued commission	418	1,140
Accrued salary/wages	5,708	6,234
Accrued social insurance (1)	6,793	7,562
Accrued vacation/holiday	3,207	3,343
Other accrued compensation	2,504	2,478
Total accrued compensation	$21,726	$24,217

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2022 and December 31, 2021.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Contract liabilities	$1,648	$390
Duties	70	4,128
Expense associated with fulfilled performance obligations	1,009	991
Freight and handling fees	2,271	3,317
Interest	977	287
Operating lease obligations	5,386	4,769
Product warranty claims costs	789	1,095
Professional fees	3,141	4,685
Sales and value added taxes	3,513	5,463
Other	6,759	5,715
Total other accrued liabilities	$25,563	$30,840

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$1,095	$1,721
Accruals for warranties issued during the period	249	1,198
Settlements (in cash or in kind) during the period	(552)	(772)
Foreign currency translation gain (loss)	(3)	(44)
Balance at end of period	$789	$2,103

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
SEPTEMBER 30, 2022
(Unaudited)
"PTAB") with respect to Roku's Inter Partes Review ("IPR") requests (see discussion below). This lawsuit continues to be stayed until such time as the IPR requests and all appeals with respect to them have concluded.

International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we dismissed TCL, Hisense and Funai from this investigation as they either removed or limited the amount of our technology from their televisions as compared to our patent claims that we asserted at the time. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended (the "Tariff Act"). On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order (the "LEO") and Cease and Desist Order (the "CDO") against Roku, which became effective on January 9, 2022. Roku continues to be subject to the LEO and CDO. On October 25, 2022, we filed our brief opposing Roku's appeal of the LEO.

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

Inter Partes Reviews

Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple IPR requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request fourteen times, and granted Roku's request twelve times. Roku has since filed two additional IPRs on two of our patents not yet asserted against it, and we are awaiting the PTAB's institution decision with respect to those new IPR requests. Of the twelve IPR requests granted by the PTAB, the results were mixed, with the PTAB upholding the validity of many of our patent claims and invalidating others. We have and will appeal any PTAB decision that resulted in an invalidation of our patent claims.

International Trade Commission Investigation Request Made by Roku against UEI and certain UEI Customers

On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers' remote control devices and televisions infringe two of Roku's recently acquired patents, the '511 patent and the '875 patent. On May 10, 2021, the ITC announced its decision to initiate the requested investigation. Immediately prior to trial Roku stipulated to summary determination as to its complaint against us and two of our customers with respect to one of the two patents at issue. This stipulation resulted in the complaint against us and two of our customers with respect to that patent not going to trial. The trial was thus shortened and ended on January 24, 2022. On June 24, 2022, the ALJ, pursuant to Roku's stipulation, found the '511 patent invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued her ID fully exonerating us and our customers finding the '875 patent invalid and that Roku failed to prove it established the requisite domestic industry and thus no violation of the Tariff Act. In advance of the full Commission's review, Roku and we filed petitions to appeal certain portions of the ID. In addition, the PTAB granted our request for an IPR with respect to the '875 patent. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. Roku has 60 days after the issuance of the full ITC final determination to file an appeal. As a companion to its ITC request, Roku also filed a lawsuit against us and certain of our customers in Federal District

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Court in the Central District of California alleging that we are infringing the same patents they alleged being infringed in the ITC investigation explained above. This District Court case has been and will likely continue to be stayed pending the conclusion of the '875 IPR investigation.

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

Pursuant to this complaint, Ecolink, RCS and we are alleging that USTR's institution of Lists 3 and 4A tariffs violated the Trade Act of 1974 (the "Trade Act") on the grounds that the USTR failed to make a determination or finding that there was an unfair trade practice that required a remedy and moreover, that Lists 3 and 4A tariffs were instituted beyond the 12-month time limit provided for in the governing statute. Ecolink, RCS and we also allege that the manner in which the Lists 3 and 4A tariff actions were implemented violated the Administrative Procedures Act (the "APA") by failing to provide adequate opportunity for comments, failed to consider relevant factors when making its decision and failed to connect the record facts to the choices it made by not explaining how the comments received by USTR came to shape the final implementation of Lists 3 and 4A.

Ecolink, RCS and we are asking the CIT to declare that the defendants' actions resulting in the tariffs on products covered by Lists 3 and 4A are unauthorized by and contrary to the Trade Act and were arbitrarily and unlawfully promulgated in violation of the APA; to vacate the Lists 3 and 4A tariffs; to order a refund (with interest) of any Lists 3 and 4A duties paid by Ecolink, RCS and us; to permanently enjoin the U.S. government from applying Lists 3 and 4A duties against Ecolink, RCS and us; and award Ecolink, RCS and us our costs and reasonable attorney's fees.

In July 2021, the CIT issued a preliminary injunction suspending liquidation of all unliquidated entries subject to Lists 3 and 4A duties and has asked the parties to develop a process to keep track of the entries to efficiently and effectively deal with liquidation process and duties to be paid or refunded when finally adjudicated. On February 5, 2022, the CIT heard oral arguments on dispositive motions filed on behalf of plaintiffs and defendants. On April 1, 2022, the CIT issued its opinion on these dispositive motions, ruling that the USTR had the legal authority to promulgate List 3 and List 4A under Section 307(a)(1)(B) of the Trade Act, but that the USTR violated the APA when it promulgated List 3 and List 4A concluding that the USTR failed to adequately explain its decision as required under the APA. The Court ordered that List 3 and List 4A be remanded to the USTR for reconsideration or further explanation regarding its rationale for imposing the tariffs. The Court declined to vacate List 3 and List 4A, which means that they are still in place while on remand. The Court's preliminary injunction regarding liquidation of entries also remains in effect. The Court initially set a deadline of June 30, 2022, for the USTR to complete this process, which was extended to August 1, 2022.

On August 1, 2022, the USTR provided the Court with that further explanation and also purported to respond to the significant comments received during the original notice-and-comment process. On September 14, 2022, the lead plaintiff filed its comments to the USTR's August 1, 2022 filing, asserting that the USTR did not adequately respond to the Court's remand order and requested the Court to vacate the List 3 and List 4A tariffs and issue refunds immediately. The USTR's response to the lead plaintiff's comments is due on November 4, 2022, with the lead plaintiff's reply due on December 5, 2022. We expect the Court to rule on these filings in early 2023.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
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
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Shares repurchased	358	859
Cost of shares repurchased	$11,297	$44,217

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of sales	$38	$39	$117	$116
Research and development expenses	326	321	1,004	952
Selling, general and administrative expenses:
Employees	1,842	1,712	5,421	5,285
Outside directors	233	400	1,033	1,163
Total employee and director stock-based compensation expense	$2,439	$2,472	$7,575	$7,516
Income tax benefit	$397	$420	$1,265	$1,302

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	800	$45.55
Granted	140	33.42
Exercised	—	—		$—
Forfeited/canceled/expired	(74)	65.54
Outstanding at September 30, 2022 (1)	866	$41.89	3.38	$34
Vested and expected to vest at September 30, 2022 (1)	866	$41.89	3.38	$34
Exercisable at September 30, 2022 (1)	662	$42.39	2.46	$34
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2022. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average fair value of grants	$12.38	$—	$14.51	$23.97
Risk-free interest rate	2.82%	—%	1.93%	0.41%
Expected volatility	48.92%	—%	49.35%	48.49%
Expected life in years	5.19	0.00	4.73	4.62

As of September 30, 2022, we expect to recognize $2.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.9 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2021	$310	$44.41
Granted	262	31.05
Vested	(176)	41.32
Forfeited	(5)	43.22
Non-vested at September 30, 2022	$391	$36.88

As of September 30, 2022, we expect to recognize $10.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Note 15 — Performance-Based Common Stock Warrants

On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") at a price of $54.55 per share. At September 30, 2022, 275,000 of these warrants were vested and outstanding. All vested warrants will expire on January 1, 2023. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions. Additionally, in connection with the common stock purchase warrants, we have also entered into a registration rights agreement with Comcast under which Comcast may from time to time request that we register the shares of common stock underlying vested warrants with the SEC.

The impact to net sales recorded in connection with the warrants and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Reduction to net sales	$—	$124	$—	$398
Income tax benefit	$—	$31	$—	$99

Note 16 — Other Income (Expense), Net and Loss on Sale of Argentina Subsidiary

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net gain (loss) on foreign currency exchange contracts (1)	$(550)	$689	$518	$2,177
Net gain (loss) on foreign currency exchange transactions	476	(855)	(534)	(2,932)
Other income (expense)	20	9	(372)	604
Other income (expense), net	$(54)	$(157)	$(388)	$(151)

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

Note 17 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2022	2021	2022	2021
BASIC
Net income (loss)	$7,234	$(955)	$7,312	$11,631
Weighted-average common shares outstanding	12,656	13,392	12,709	13,622
Basic earnings (loss) per share	$0.57	$(0.07)	$0.58	$0.85

DILUTED
Net income (loss)	$7,234	$(955)	$7,312	$11,631
Weighted-average common shares outstanding for basic	12,656	13,392	12,709	13,622
Dilutive effect of stock options, restricted stock and common stock warrants	40	—	88	298
Weighted-average common shares outstanding on a diluted basis	12,696	13,392	12,797	13,920
Diluted earnings (loss) per share	$0.57	$(0.07)	$0.57	$0.84

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Stock options	780	833	653	359
Restricted stock awards	315	329	221	46
Common stock warrants	275	275	275	183

Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	September 30, 2022				December 31, 2021
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(228)	$—	$(228)	$—	$(92)	$—	$(92)

We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.6 million and pre-tax gain of $0.7 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, we had a net pre-tax gain of $0.5 million and $2.2 million, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2022	USD/Chinese Yuan Renminbi	CNY	$37.0	7.1828	$235	October 28, 2022
September 30, 2022	USD/Euro	USD	$33.0	0.9687	$(463)	October 28, 2022
December 31, 2021	USD/Chinese Yuan Renminbi	CNY	$19.0	6.3777	$38	January 7, 2022
December 31, 2021	USD/Euro	USD	$31.0	1.1336	$(130)	January 7, 2022
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

Our consolidated income statement for the three and nine months ended September 30, 2022 includes net sales of $0.5 million and $1.4 million, respectively, and a net loss of $0.1 million and $25 thousand, respectively, attributable to Qterics for the period commencing on February 17, 2022.
In accordance with the terms of the APA, the initial purchase price was subject to adjustment for differences between the initial estimated working capital balances and the final adjusted balances. This calculation was completed at March 31, 2022.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Purchase Price Allocation

Using the acquisition method of accounting, the acquisition date fair value of the consideration transferred was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. The goodwill is expected to be deductible for income tax purposes.
Management's purchase price allocation as of September 30, 2022 was the following:

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

Pro Forma Results (unaudited)

The unaudited pro forma financial information of combined results of our operations and the operations of Qterics as if the transaction had occurred on January 1, 2021, is immaterially different from the net sales, net income and income per share amounts reported in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

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

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge graph. Since our beginning in 1986, we have compiled an extensive device control knowledge library that includes over 13,200 brands comprising over 1,018,000 device models across AV and smart home platforms, supported by many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE) Z-Wave, and IP, as well as Home Network and Cloud Control.

This device knowledge graph is backed by our unique device fingerprinting technology, which includes nearly 34.8 million unique device fingerprints across both AV and Smart Home devices.

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

We hold a number of patents in the United States and abroad related to our products and technology and have filed domestic and foreign applications for other patents that are pending. At September 30, 2022, we had 681 issued and pending U.S. patents related to remote control, home security, safety and automation, as well as hundreds of foreign counterpart patents and applications in various territories around the world.

We operate as one business segment. We have two domestic subsidiaries and 25 international subsidiaries located in Brazil, British Virgin Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for the three months ended September 30, 2022:

•Net sales decreased 4.6% to $148.5 million for the three months ended September 30, 2022 from $155.6 million for the three months ended September 30, 2021.
•Our gross margin percentage increased to 29.9% for the three months ended September 30, 2022 from 29.4% for the three months ended September 30, 2021.
•Operating expenses, as a percentage of net sales, decreased to 22.2% for the three months ended September 30, 2022 from 23.7% for the three months ended September 30, 2021.
•Our operating income increased to $11.5 million for the three months ended September 30, 2022 from $8.9 million for the three months ended September 30, 2021. Our operating income percentage increased to 7.7% for the three months ended September 30, 2022 from 5.7% for the three months ended September 30, 2021.
•Income tax expense increased to $3.5 million for the three months ended September 30, 2022 from $3.4 million for the three months ended September 30, 2021.

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

COVID-19 Pandemic and Supply Chain Impact

The COVID-19 pandemic continues to be a complex and evolving situation and continues to have a material impact on our business. Local lockdowns near our southern China factory during the last two weeks of the first quarter of 2022 temporarily caused labor shortages that negatively affected our ability to manufacture at full capacity and to meet customer demand. As of the date of the filing of this Form 10-Q, our southern China factory and our other factories are operating at or near labor capacity. The global health crisis caused by the COVID-19 pandemic may continue to negatively impact our business.

We have also been negatively impacted by supply chain difficulties including obtaining ICs and other long-lead time components and we expect this to continue into 2023. While we are taking production and inventory control steps to mitigate the effects caused by these shortages including advanced purchasing of long-lead time components, we cannot guarantee that these steps will allow us to meet our short-term IC and other component parts needs. As such, these supply constraints continue to cause difficulty and delays in our ability to fulfill customer orders and have at times resulted in increased logistics costs. In addition, many of our products are paired with certain of our customers' products, like set-top boxes or televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease.

The overall operational and financial impact of the above is highly dependent on the risk factors disclosed under the headings "Risks Relating to COVID-19" and "Risks Relating to Operations" in Part I, Item 1A, "Risk Factors," of our 2021 Form 10-K and could be affected by other factors we are not currently able to predict.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.1	70.6	71.4	70.0
Gross profit	29.9	29.4	28.6	30.0
Research and development expenses	5.4	4.8	5.8	5.0
Selling, general and administrative expenses	16.8	18.9	18.9	19.2
Operating income	7.7	5.7	3.9	5.8
Interest income (expense), net	(0.4)	(0.1)	(0.3)	(0.1)
Loss on sale of Argentina subsidiary	—	(3.9)	—	(1.3)
Other income (expense), net	0.0	(0.1)	(0.1)	(0.0)
Income before provision for income taxes	7.3	1.6	3.5	4.4
Provision for income taxes	2.4	2.2	1.8	1.9
Net income (loss)	4.9%	(0.6)%	1.7%	2.5%

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
Net sales. Net sales for the three months ended September 30, 2022 were $148.5 million compared to $155.6 million for the three months ended September 30, 2021. Our retail channel experienced the largest decrease in sales when compared to the prior year period as a result of macroeconomic headwinds and the loss of a customer in North America.

Gross profit. Gross profit for the three months ended September 30, 2022 was $44.4 million compared to $45.8 million for the three months ended September 30, 2021. Gross profit as a percentage of sales increased to 29.9% for the three months ended September 30, 2022 from 29.4% for the three months ended September 30, 2021. Gross profit as a percentage of sales was favorably impacted by a mix shift toward higher margin products as well as the strengthening of the U.S. Dollar.

Research and development ("R&D") expenses. R&D expenses increased to $8.0 million for the three months ended September 30, 2022 from $7.4 million in the prior year period. The increase in R&D expenses is due to an increase in product development activities as we continue to expand our portfolio of products in HVAC, home security and home automation.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $24.9 million for the three months ended September 30, 2022 from $29.5 million for the three months ended September 30, 2021, primarily due to a decrease in outside legal expenses related to a specific legal matter.

Interest income (expense), net. Interest expense, net increased to $0.7 million for the three months ended September 30, 2022 from $0.2 million for the three months ended September 30, 2021, as a result of a higher average loan balance and a higher interest rate.

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

Other income (expense), net. Other expense, net decreased to $0.1 million for the three months ended September 30, 2022 from $0.2 million for the three months ended September 30, 2021, as a result of a decrease in foreign currency losses.

Provision for income taxes. Income tax expense was $3.5 million for the three months ended September 30, 2022, representing an effective tax rate of 32.9% compared to income tax expense of $3.4 million for the three months ended September 30, 2021, representing an effective tax rate of 138.4%. Consistent with 2021, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2022, resulting in an elevated tax rate. In addition, recent legislative changes for research and experimentation costs and creditability of certain foreign income taxes have resulted in a modest increase to our effective tax rate.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

Net sales. Net sales for the nine months ended September 30, 2022 were $420.0 million, a decrease compared to $456.7 million for the nine months ended September 30, 2021. Sales in our subscription broadcast channel were lower than the prior year period due primarily to component shortages and lower customer demand. Sales in our retail channel were also lower than the prior year period due to macroeconomic headwinds and the loss of a customer in North America.

Gross profit. Gross profit for the nine months ended September 30, 2022 was $120.1 million compared to $136.9 million for the nine months ended September 30, 2021. Gross profit as a percentage of sales decreased to 28.6% for the nine months ended September 30, 2022 from 30.0% for the nine months ended September 30, 2021. Gross profit as a percentage of sales was unfavorably impacted by inflationary pressures associated with raw materials and components, freight costs and wages. Partially offsetting these unfavorable impacts were sales price increases on certain products, which were implemented throughout the first two quarters of 2022.

Research and development expenses. R&D expenses increased to $24.5 million for the nine months ended September 30, 2022 from $23.0 million in the prior year period. The increase in R&D expenses is due to an increase in product development activities as we continue to expand our portfolio of products in HVAC, home security and home automation.

Selling, general and administrative expenses. SG&A expenses decreased to $79.2 million for the nine months ended September 30, 2022 from $87.3 million for the nine months ended September 30, 2021, primarily due to a decrease in outside legal expenses related to a specific legal matter.

Interest income (expense), net. Interest expense, net increased to $1.1 million for the nine months ended September 30, 2022 from $0.4 million for the nine months ended September 30, 2021, as a result of a higher average loan balance and a higher interest rate.

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

Other income (expense), net. Other expense, net was $0.4 million for the nine months ended September 30, 2022, as a result of a one-time expense for which we have filed an insurance claim, compared to $0.2 million for the nine months ended September 30, 2021, as a result of net foreign currency losses offset partially by miscellaneous non-operating gains.

Provision for income taxes. Income tax expense was $7.6 million for the nine months ended September 30, 2022, representing an effective tax rate of 50.9% compared to income tax expense of $8.3 million for the nine months ended September 30, 2021, representing an effective tax rate of 41.5%. Consistent with 2021, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2022, resulting in an elevated effective tax rate. In addition, recent legislative changes for research and experimentation costs and creditability of certain foreign income taxes have resulted in a modest increase to our effective tax rate.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$61,681	$60,813
Available borrowing resources	$34,300	$66,300

Cash, cash equivalents and term deposit – On September 30, 2022, we had $5.9 million, $14.5 million, $20.1 million, $10.0 million and $11.2 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. In addition, at September 30, 2022, we had a one-year term deposit of $0.2 million, which will mature on January 25, 2023. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposits with financial institutions we believe are high quality.

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

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $2.7 million at September 30, 2022. At September 30, 2022, we had an outstanding balance of $88.0 million on our Credit Line and $34.3 million of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Line.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Nine Months Ended September 30, 2022	Increase (Decrease)	Nine Months Ended September 30, 2021
Cash provided by (used for) operating activities	$103	$(22,813)	$22,916
Cash provided by (used for) investing activities	(15,653)	(3,245)	(12,408)
Cash provided by (used for) financing activities	20,703	30,929	(10,226)
Effect of foreign currency exchange rates on cash and cash equivalents	(4,285)	(5,675)	1,390
Net increase (decrease) in cash and cash equivalents	$868	$(804)	$1,672

	September 30, 2022	Increase (Decrease)	December 31, 2021
Cash and cash equivalents	$61,681	$868	$60,813
Working capital	$120,873	$514	$120,359

Net cash provided by operating activities was $0.1 million during the nine months ended September 30, 2022 compared to $22.9 million during the nine months ended September 30, 2021. Net income was $7.3 million for the nine months ended September 30, 2022 compared to net income of $11.6 million for the nine months ended September 30, 2021. Inventories increased by $8.5 million during the nine months ended September 30, 2022 compared to an increase of $4.5 million during the nine months ended September 30, 2021. We are currently in a unique environment where certain components, most prominently ICs, are in short supply. The lead times associated with these components have increased significantly; consequently, when an opportunity arises to procure more than what is needed at a given period of time, we are proceeding with the purchase. This has currently led to us carrying more inventory than is optimal. Our inventory turns decreased to 2.5 turns at September 30, 2022 compared to 3.4 turns at September 30, 2021. Changes in accounts payable and accrued liabilities resulted in cash outflows of $17.2 million during the nine months ended September 30, 2022 compared to cash outflows of $7.4 million during the nine months ended September 30, 2021 largely as a result of the timing of inventory purchases and related payments.

For the fourth quarter of 2022, we expect component shortages will continue to have an adverse effect on cash flows with some relief beginning to occur in the first half of 2023. In addition, we expect to commence manufacturing operations in a new factory in Vietnam in the first half of 2023, which, in the short term, may result in manufacturing inefficiencies that could turn to higher costs.

Net cash used for investing activities during the nine months ended September 30, 2022 was $15.7 million, of which $7.5 million, $0.9 million, $10.1 million and $4.7 million was used for the purchase of our term deposit investment, acquisition of Qterics Inc., capital expenditures, and the development of patents, respectively. Offsetting these amounts was $7.6 million received upon the redemption of our term deposit investment. Net cash used for investing activities during the nine months ended September 30, 2021 was $12.4 million, of which $8.8 million and $3.6 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur expenditures of between $3.0 million and $5.0 million during the remainder of 2022, which includes amounts associated with our factory in Vietnam, which we anticipate commencing operations in the first half of 2023.

Net cash provided by financing activities was $20.7 million during the nine months ended September 30, 2022 compared to net cash used for financing activities of $10.2 million during the nine months ended September 30, 2021. The increase in cash provided by financing activities was primarily driven by a decrease in our common stock repurchases. During the nine months ended September 30, 2022, we repurchased 358,035 shares of our common stock at a cost of $11.3 million compared to our repurchase of 858,670 shares at a cost of $44.2 million during the nine months ended September 30, 2021.

Future cash flows used for financing activities are affected by our financing needs which are largely dependent on the level of cash provided by or used in operations and the level of cash used in investing activities. Additionally, potential future repurchases of shares of our common stock will impact our cash flows used for financing activities. Given the recent decrease in the price of our common stock, we may opportunistically purchase additional shares of our common stock. See Note 13 contained in "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$25,134	$6,697	$10,095	$4,880	$3,462
Property, plant, and equipment purchases	2,280	2,280	—	—	—
Inventory purchases	19,989	19,989	—	—	—
Software license	3,466	105	446	893	2,022
Total material cash commitments	$50,869	$29,071	$10,541	$5,773	$5,484

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time we borrow amounts on our Credit Line for working capital and other liquidity needs. Under our Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.7 million annual impact on net income based on our outstanding Credit Line balance at September 30, 2022.

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

Foreign Currency Exchange Rate Risk

At September 30, 2022, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to these foreign currencies. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to these foreign currencies. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2022, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Brazilian Real, and Japanese Yen relative to the U.S. Dollar fluctuate 10% from September 30, 2022, net income in the fourth quarter of 2022 would fluctuate by approximately $7.5 million.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2021 Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended September 30, 2022, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	625	$25.73	—	—
August 1, 2022 - August 31, 2022	2,852	24.53	—	—
September 1, 2022 - September 30, 2022	—	—	—	—
Total	3,477	$24.75	—	—

(1)Of the repurchases in July and August, 625 and 2,852 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

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

Dated:	November 4, 2022	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)