Form 10-K
period 2022-12-31
UNIVERSAL ELECTRONICS INC
filed 2023-03-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $213,789,783 based upon the closing sale price of the Company's common stock as reported on the NASDAQ Stock Market for that date.
On March 3, 2023, 12,781,862 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2022 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2022.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

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

Sales

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, climate control, security, safety, home automation and home appliance markets. Our product and technology offerings include:

•easy-to-use, voice-enabled, automatically-programmed universal remote controls with two-way radio frequency ("RF") as well as infrared ("IR"), sold primarily to video service providers (cable, satellite, Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers, and private label customers;
•integrated circuits ("ICs"), on which our software and universal device control database is embedded, sold primarily to OEMs, video service providers, and private label customers;
•wall-mount and handheld thermostat controllers and connected accessories for smart energy management systems, primarily to OEM customers, as well as hotels and hospitality system integrators;
•proprietary and standards-based RF sensors designed for residential security, safety and home automation applications;
•AV accessories sold, directly and indirectly, to consumers including universal remote controls, television wall mounts and stands and digital television antennas;
•software, firmware and technology solutions that can enable devices such as TVs, set-top boxes, audio systems, smart speakers, game consoles and other consumer electronic and smart home devices to wirelessly connect and interact with home networks and interactive services to control and deliver home entertainment, smart home services and device or system information;
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control;
•intellectual property that we license primarily to OEMs and video service providers; and
•embedded and cloud-enabled software for reliable firmware update and digital rights management validation services to major consumer electronics brands.

Our sales channel strategy is to partner with customers who are leaders in their respective industries: in consumer electronics, we count Samsung Electronics Co., Sony Group Corporation and LG Electronics as long-term accounts that represent a significant share of their industry; in video services, Comcast Corporation, Liberty Global and Vodafone Group rank amongst the largest video service providers in their respective markets; in climate control, Daikin Industries Ltd., is the market share leader in the global HVAC industry; and in security, safety and home automation, Vivint Smart Home, Somfy SA, Ring LLC and Hunter Douglas NV are channel leaders in their respective connected home markets.

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

Additionally, we sell our wireless control devices and AV accessories under the One For All®, Ecolink and private label brand names to retailers through our international subsidiaries and direct to retailers in key markets, such as in the United States, United Kingdom, Germany, France, Spain, and Italy. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.

Our goal is to provide universal control solutions that require minimal or no user set-up and deliver consistent and intuitive one-touch control of all connected content sources and devices. QuickSet® ("QuickSet") is a software application that may be embedded in any entertainment or smart home device, set-top box, or other host device, or delivered as a cloud-based service, through Quickset Cloud, to enable universal device setup and control. QuickSet and QuickSet Cloud utilize data transmitted over HDMI, low power RF (such as Bluetooth or Zigbee), and Internet Protocol ("IP") networks to automatically detect various attributes of connected devices and download the appropriate control codes and functions to enable user access and control without the need for the user to enter any specific device information. With QuickSet and QuickSet Cloud, consumers can switch easily between activities and reliably view their chosen device or content with a single touch. A QuickSet and QuickSet Cloud user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface or voice-enabled system.

QuickSet and QuickSet Cloud are integral components of major TV and TV operator systems and are the primary solutions for easy discovery, setup and control of entertainment and smart home devices. Today, QuickSet smart home services are the technology behind the Home Dashboard of LG TVs and provide a complete and simplified system control experience for households. The platform has continuously expanded with new capabilities including enhanced communication protocols, such as Matter, IP, Zigbee 3.0, Zigbee RF4CE, Consumer Electronics Control ("CEC") and infrared. Licensees of QuickSet and/or QuickSet Cloud include service providers such as Comcast Corporation, Charter Communications, TiVo, DIRECTV and DISH Network Corporation; smart TV manufacturers such as Sony Group Corporation, LG Electronics and Samsung Electronics Co.; leading game console manufacturer Sony on its PlayStation 5 remote control; and has grown to include HVAC and emerging home automation customers.

UEI’s QuickSet Widgets provide fully managed Internet of Things ("IoT") capability to non-connected electronic devices for fast time-to-market and enable digital transformation of end-user interaction. It is expanding to include native support of Matter across the QuickSet Widget family with Virtual Agent-assisted easy onboarding. This will enable products powered by the QuickSet Widget including the UEI TIDE family of Smart Thermostats to be Matter-capable.

UEI TIDE, a white label smart thermostat platform designed for HVAC OEMs as well as hospitality-branded applications, offers native cloud connectivity, features our latest device management and lifecycle support services which simplify setup and control and allows interoperability with a variety of smart home devices and ecosystems. The smart thermostat line includes all the necessary connectivity technologies to address the evolving smart home, including seamless connection to the cloud over Wi-Fi plus local device connectivity via Bluetooth Smart, Zigbee and Infrared, including support for Matter, the industry's latest smart home connectivity standard.

With our commitment to create environmentally-sustainable solutions that do not compromise but enhance product performance, we introduced the UEI Eterna line of voice-enabled control solutions which are designed with our new generation of Extreme Low-Power System-on-Chip and energy harvesting technologies to deliver increased processing capability while using significantly less power compared to prior generations. The energy-harvesting version of the remotes feature our "Battery-4-Life" technology that relies on collecting energy from the environment's ambient light and radio frequencies to deliver a remote-control solution that is designed to require no battery replacement over the useful life of the product.

UEI Virtual Agent, an innovative self-service support solution, simplifies device onboarding by allowing customers to seamlessly hand-off the set-up process from a large screen (SmartTV) to a smaller one (mobile phone). With QuickSet integration, UEI Virtual Agent provides automated steps for onboarding, feature discovery and troubleshooting capabilities and is available both as a web-based application and a TV app for integration into existing infrastructures. UEI Virtual Agent, when bundled with our newest set of UEI NetReady services for remote diagnostics and customer support, will further enhance the support experience for products already deployed in the home.

For the years ended December 31, 2022, 2021 and 2020, our sales to Comcast Corporation accounted for 14.5%, 16.3% and 20.1% of our net sales, respectively. For the years ended December 31, 2022 and 2021, our sales to Daikin Industries Ltd. accounted for 14.4% and 11.8% of our net sales, respectively.

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

Additionally, some of our current customers have successfully introduced media streaming services and expanded their footprint to new end-users. Tivo Stream, Comcast's Flex, Sky Glass and DISH Sling are examples of current customer offerings of these types of services.

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

Our principal competitors in the home entertainment market are Remote Solutions, Home Control International, SMK, Ohsung, Tech4Home and Ruwido. In the international retail and private label markets for wireless controls we compete primarily with a variety of accessory trading and branding companies like Jasco and Hama, as well as various manufacturers of wireless controls in Asia. Our primary competitors in the OEM market are the OEMs themselves and various wireless control manufacturers in Asia.

Leveraging our scale and expertise in low-power RF microcontrollers, we continue to pursue further penetration of our traditional OEM consumer electronics markets as well as newer product categories in the smart home and IoT markets such as HVAC, lighting, window coverings and bathroom controllers. Customers in these markets integrate our connectivity and cloud-based solutions, services and technology into their products to enhance their consumer lifestyle ecosystems. Growth in these markets has been driven by the increasing demand for more energy efficient homes, consumer convenience and the increasing proliferation of connected devices.

In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the Do-It-Yourself ("DIY") residential security channel, we offer sensor-based products using industry standard Z-Wave® and ZigBee® protocols. In this market, we compete with offshore-based, original design and built-to-print hardware manufacturers, such as Leedarson. In the connected smart home market, we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nice, and other original design manufacturers in Asia.

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

Our 26 domestic and international subsidiaries are the following:

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
•UE Vietnam Company Limited, established in Vietnam;
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

Resources

Engineering

During 2022, our engineering efforts focused on the following:

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

During 2022, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around existing and emerging technologies, such as Rf4CE, Bluetooth, Bluetooth Smart WiFi and Matter, a unifying, IP-based connectivity protocol built on proven technologies designed to connect smart home devices reliably and securely across disparate IoT ecosystems. We continue to enhance the capabilities of our service platform (UEI Virtual Agent) for easier device onboarding, identification and troubleshooting across our portfolio of control products.

As a contributor to the Matter specification, we were an active participant in several working groups and Plugfest events to help bring the full interoperability potential of the Matter standard to market in 2022. Our knowledge of what Matter can (and cannot) deliver has culminated in our introduction of four Matter-certified and capable solutions including QuickSet, QuickSet Widget, Nevo® Butler and UEI TIDE Dial, which were introduced in January 2023 at the International Consumer Electronics Show.

In general, our technical staff are involved in various industry organizations and bodies, which are in the process of setting standards for IR and RF communication and networking in the home. Our participation ensures comprehensive understanding of the technical specifications being developed that can affect the deployment and proliferation of future standards and technologies in the home.

Because of the nature of research and development ("R&D") activities, there can be no assurance that any of our R&D projects will be successfully completed or ultimately achieve commercial success.

Intellectual Property and Technology

A key factor in creating products and software for control of entertainment and smart home devices is our proprietary device knowledge. Each year our device control library continues to grow across AV and smart home platforms, supporting many common smart home protocols, including IR, HDMI-CEC, Bluetooth and its variants, Zigbee (Rf4CE), Z-Wave, Thread, Matter and IP networks.

We have developed a broad portfolio of patented technologies and the industry's leading database of device setup and control software. We ship integrated circuits, on which our software and control code libraries are embedded and that connect to our cloud services, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers.

Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired CEC and wireless IP control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control commands for many home entertainment and automation devices in the home. Our libraries are continuously updated with device control codes used in newly introduced AV and IoT devices. These control codes are captured directly from original control devices or from the manufacturers' written specifications to ensure the accuracy and integrity of the library.

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

We hold and apply for patents in the United States and abroad related to our remote control, home security, safety, climate control, and automation technologies. Our patents have remaining lives ranging from one to 18 years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of our device control codes. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases we have elected common law trade secret protection in lieu of obtaining such other protection.

Manufacturing and Supply

We currently operate vertically integrated manufacturing and assembly factories in the PRC, Mexico and Brazil, which allows us to produce in the regional markets and to scale our production to meet growing demand. We also use selected third-party manufacturers and suppliers in Asia.

Our long-term factory planning strategy is to de-risk our reliance on a PRC-based supply chain by (1) reducing our manufacturing concentration in the PRC, (2) pursuing lower cost jurisdictions for manufacturing to help ensure market competitive products and (3) offering customers a flexible and globally diverse manufacturing footprint to provide a reliable and cost-efficient supply chain. To this end, in 2022, we leased factory space in Vietnam and expect to commence manufacturing operations in 2023, pending approval of local government permits and licenses. Construction is complete on the facility, with equipment installed. We are beginning to hire key members of the staff to train in anticipation of commencing manufacturing operations, and while the opening of this factory may result in manufacturing inefficiencies, we are evaluating our manufacturing footprint with the expectation that once the Vietnam factory is operating efficiently, we will reduce our manufacturing capacity, most likely, by shutting down an existing facility. We are analyzing various scenarios, each contingent on the success of the new Vietnam factory, and have yet to conclude on a specific plan.

Even though we operate three factories in the PRC, manufacturing and assembly plants in Mexico and Brazil, respectively, and plan to open a manufacturing facility in Vietnam in 2023, we continue to evaluate additional third-party manufacturers and sources of supply. During 2022, we utilized multiple third-party manufacturers and maintained duplicate tooling for certain of our products. Where possible, we utilize standard parts and components, which are available from multiple sources.

We are a large consumer of integrated circuits, including low-power, RF chips and modules that are used throughout our product portfolios. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated system on a chip supplier dependence, we include microcontroller technology which incorporates non-volatile, reprogrammable flash memory in most of our products. Flash memory-based microcontrollers have shorter lead times than microcontrollers using other memory technologies and may be reprogrammed. This allows us flexibility to use a given component on many different products, has the added benefit of potentially reducing excess and obsolete inventory exposure and allows us to update our product functionality in the field. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms. Our largest integrated circuit supplier, Qorvo International Pte Ltd., provided 11.5%, 11.8% and 14.2% of our total inventory purchases in 2022, 2021 and 2020, respectively.

Our manufacturing process consists of plastic injection molding, keypad molding, coating or painting, surface mount technology, assembly, software installation, functional testing, packaging, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Our manufacturing facilities are certified to the ISO 9001:2015 International Standard for quality management. Testing and quality control are applied to components, parts, sub-assemblies and systems obtained from third-party suppliers. Our manufacturing facilities in Mexico and in Yangzhou, PRC are also certified to the TL 9000 Standard, which is the telecom industry's unique extension to ISO 9001:2015. Our manufacturing facilities are certified to the ISO 14001:2015 International Standard for environmental management systems. In addition, our manufacturing facilities in Yangzhou, PRC have also achieved ISO 45001 International Standard for safety and health management systems. Our facilities located in Yangzhou, PRC and Monterrey, Mexico have successfully completed the Validated Audit Process ("VAP") with the Responsible Business Alliance ("RBA"), the world's largest industry coalition dedicated to responsible business conduct in global supply chains, with both factories achieving Silver Status from the RBA.

We are focused on reducing the environmental impact of our operations. We are evaluating the use of renewable energy and our teams continue to examine practices and processes throughout our facilities to identify opportunities for greater efficiency. Each of our manufacturing facilities has standing policies and targets for the monitoring and management of waste generation and energy consumption, and is focused on reducing electricity consumption, water usage and greenhouse gas emissions.

We are in our second year of membership with the RBA. We joined as an "affiliate" member in 2021 and were elevated to "regular" membership in 2022. We embrace and support the vision, mission, and goals of the RBA. This is outlined further in our website: https://www.uei.com/corporate-responsibilities. Through the RBA program, we have access to a range of RBA training and assessment tools to support continual improvement in our social, environmental and ethical responsibilities of our supply chains. We follow the RBA guidelines for supplier risk assessments process by requiring our suppliers of raw materials and components to complete the full RBA self-assessment questionnaire ("SAQ") and to conduct an on-site VAP audit for 50% of any identified high-risk major suppliers. In addition to observance of quality standards from our suppliers, we maintain and request our suppliers to adhere to our Global Supplier Code of Conduct and Fair Competition Policy ("Supplier Code of Conduct"), which is available on our website and is an essential part of our supply chain management.

Further, our Supplier Code of Conduct sets forth our global expectations that we have in the areas of fair dealing, legal compliance, business integrity, labor practices, health and safety, and environmental management. In particular, we require our suppliers to respect basic human rights and to not engage in any involuntary or forced labor and to fully comply with all laws and regulations pertaining to the appropriate and dignified treatment of all workers. In addition, we adhere to, and require suppliers to adhere to the RBA Code of Conduct, which among other things prohibits the use of forced labor in any manner. To better enforce a zero-tolerance of forced labor, we provide training to our employees to identify signs of forced labor and other unlawful labor practices and how to report it directly to management or use our global ethics "whistleblower" line.

Government Regulation and Environmental Matters

Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacturing and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damages, or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the material composition of our products.

We may also face significant costs and liabilities in connection with product take-back legislation. The European Union's Waste Electrical and Electronic Equipment ("WEEE") Directive makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products. Our European subsidiaries are WEEE compliant.

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2022, 2021 and 2020, the costs incurred in complying with federal, state, local and foreign statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings, financial condition or competitive position. In addition, during the same period, the costs incurred in complying with other applicable government regulations likewise did not materially affect our earnings, financial condition or competitive position. However, due to the heightened awareness of corporate environmental, social and governance ("ESG") matters and evolving laws and regulations or enforcement policies, increases in compliance costs may have a material adverse effect upon our capital expenditures, earnings or financial condition.

Our operations, supply chain and products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and lower carbon technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements.

We are committed to reducing and eliminating substances of concern from our products and manufacturing process. Our products distributed in the European Union are compliant with the RoHS (Restriction of Hazardous Substances Directive 2011/65/EU and 2015/863/EU) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) directives. In other regions, we also need to comply with our customers' specific requirements relating to the non-use of certain hazardous substances in the products, which are typically equally or more stringent than the RoHS directive. We have a dedicated "Green Team," based in the PRC and comprised of engineers and environmental regulation experts, that analyze our products, processes, and raw materials to help ensure that we comply with environmental and government regulations worldwide, as well as the applicable "Green" requirements imposed by our customers. Additionally, we have in-house testing capability to help ensure product compliance. In response to and to comply with certain National Standards published by the Chinese government, our Green Team has been working proactively for the identification and reduction of volatile organic compounds ("VOCs") within our supply chain. We place great importance on the compliance with local health and safety laws and regulations. At our manufacturing facilities, we are also committed to protecting our workers from exposure to hazardous substances under an established health and safety management system: As an example, we have replaced VOC emitting inks and paints with reduced-VOC paints at our PRC facilities.

We strive to extend the useful life of our products and reduce our products' impact on the environment. We have invested in R&D to improve the energy efficiency of our battery-operated products: For example, we deploy a low energy IR-engine in some of our products, which can extend battery life regardless of the protocols utilized by the product. We have introduced our control platform and related technologies that address the growing demand for sustainable products that reduce energy use and eliminate waste. With this platform, we partnered with technology leaders and invested in bringing ultra-low power connectivity chips with built-in energy harvesting and photovoltaic cells to the market. These chips offer more computing power while consuming substantially less battery power. In addition, to reduce energy consumption even further, we are actively working on solutions powered by low-light solar cells for the entertainment remote control and IoT markets.

We also offer a product refurbishment program to our customers where we reclaim, refurbish and recycle pre-owned remote controls. Under this program, major components in pre-owned remote control units are reused or recycled; for example, the printed circuit board assemblies ("PCBA") are cleaned, tested and reused, or plastics are reground to be reused. We have also employed new master carton packing methods to increase shipping efficiency and reduce cardboard usage. Some of our manufacturing facilities are switching to the use of recycled solder. To further reduce collateral waste, we have introduced an initiative to reduce and/or remove single use plastics ("SUP") from our supply chain and manufacturing process for certain customer programs.

In the nations where we have operations or otherwise conduct business, we are also subject to tariffs, import/export controls, and other trade-related laws and limitations. These limits, regulations, and tariffs, especially those pertaining to or affecting relations between the United States and the PRC, might significantly disrupt our business, affecting our capacity to manufacture, source components and sell goods.

Government regulations are subject to change; therefore, we are unable to predict the impact of complying with potential future requirements or whether doing so will materially affect our operations, financial situation, or business.

Human Capital

As of December 31, 2022, we employed 4,658 members of staff across our worldwide facilities. Of this staff, 3,383 are associated with our manufacturing and supply chain organizations in the PRC, Mexico and Brazil. Beyond the manufacturing and supply chain organizations, 844 of staff work in engineering and R&D, 130 in sales, marketing, consumer service and support and 301 in executive and administrative functions.

Additionally, in the PRC, as is standard practice, we work with third-party agencies who have recruited and provided us with workers to support our production activities. Since the fourth quarter of 2021, these third-party agencies have been required to adhere to our Supplier Code of Conduct, which among other things, prohibits the use of forced labor and sets forth requirements on fair dealing, legal compliance, business integrity, labor practices, health and safety and environmental management.

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
•software, firmware and device database teams are located in Bangalore, India; and
•a software services team focused on support software solutions is located in Plymouth, Minnesota.

Next to these specialized centers of excellence, we employ engineering, sales and marketing and support staff in many of our regional offices in the United States, The Netherlands, Hong Kong, PRC, Brazil, India, Japan, Korea and Mexico.

We are committed to an inclusive culture that values equality, opportunity, and respect. We have an employee Code of Conduct and a Supplier Code of Conduct that our employees and suppliers, respectively, must adhere to, both of which cover diversity, inclusion, anti-discrimination and corporate social responsibility. The respect for human rights is a core tenet both within our organization and when working with our suppliers, and our employees are encouraged to notify the Company if they notice or suspect any violation of our employee Code of Conduct, Supplier Code of Conduct or the law. We have a confidential ethics hotline to enable our employees to report any suspected violations of applicable laws or policies.

Labor unions represent approximately 29.0% of our 4,658 employees as of December 31, 2022. Some of these unionized workers are employed in Monterrey, Mexico, and are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.

Seasonality

Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2023.

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers on March 8, 2023:

Name	Age	Position
Paul D. Arling	60	Chairman of the Board and Chief Executive Officer
Bryan M. Hackworth	53	Senior Vice President and Chief Financial Officer
Ramzi S. Ammari	57	Senior Vice President, Corporate Planning and Strategy
David Chong	61	Executive Vice President, Asia
Richard A. Firehammer, Jr.	65	Senior Vice President, General Counsel, Head of Global Compliance, and Secretary
Menno V. Koopmans	47	Senior Vice President, Global Sales
Richard K. Carnifax	36	Senior Vice President, Global Operations

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2022 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2023 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wall covering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. Mr. Arling received his Bachelor of Science and Master of Business Administration from The Wharton School of the University of Pennsylvania.

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

Richard A. Firehammer, Jr., Esq. is our Senior Vice President, General Counsel, Head of Global Compliance, and Secretary. He joined us in October 1993 as General Counsel. He became our Secretary in February 1994. He was our Vice President from May 1997 until August 1998, and served as counsel to us from September 1998 until February 1999, at which time he was promoted to Senior Vice President. In January 2022, in addition to his duties as General Counsel and Secretary, he took on the added responsibilities as Head of Global Compliance. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He received his Bachelor of Science in Accounting from Indiana University and a Juris Doctor degree from Whittier College School of Law. Mr. Firehammer is also a certified public accountant (inactive).

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

Richard K. Carnifax is our Senior Vice President, Global Operations. He joined us in May 2020 as Vice President, Global Supply Chain and in July 2022, he was promoted to Vice President, Operations. In February 2023, he was promoted to his current position, Senior Vice President, Global Operations. Prior to joining us, from March 2019 until May 2020, Mr. Carnifax was the Chief Operating Officer at Cast Nylons, a privately held manufacturer and distributor of cast nylon stock shapes and custom cast parts and was Vice President, Operations at Cast Nylons from November 2017 until March 2019. From November 2015 until September 2017, he held various operational roles at Air Enterprises, a privately held manufacturer of specialty air handling equipment. Prior to joining Air Enterprises, Mr. Carnifax spent four years scheduling and planning materials for Howden, a provider of high-quality air and gas handling products and services to the power, oil and gas, mining and petrochemical industries. Mr. Carnifax holds a Bachelor of Arts in Political Science and a Master of Arts in International Relations/Business from the University of Akron.

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

Risks Relating to Economic Conditions and Global Events

General economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, supply chain disruptions, labor shortages, wage pressures, geo-political matters and conflicts, rising inflation and potential economic slowdown or recession, as well as increases in costs including fuel and energy costs, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences. Additionally, the invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization ("NATO") and Russia. Such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, and supply chain interruptions.

Global markets continued to face threats and uncertain economic and financial market conditions that may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in customers' purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers' financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt capital markets, negatively affecting our ability to implement our business strategy.

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic and its consequences, including related measures to curtail its spread, have and will continue to impact our business, operations, and financial results. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the COVID-19 pandemic (including the location and extent of resurgences of the virus, particularly in light of new variants, and the availability of effective treatments or vaccines); and the negative impact the COVID-19 pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending. Because the severity, magnitude and duration of the COVID-19 pandemic, including any new variants, are uncertain, rapidly changing, and difficult to predict, the pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain.

We anticipate that the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, and as such, we expect our sales demand to be negatively impacted into, at least, the first half of 2023 given the global reach and economic impact of the COVID-19 pandemic and the various governmentally imposed lockdowns, quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. A future suspension of our manufacturing operations would impact our ability to meet customer demand and could have a significant adverse effect on our financial condition and results of operations. COVID-19 also continues to impact the global supply chain causing disruptions to service providers, logistics and the flow and availability of supplies and products. Our manufacturing sites, as well as our suppliers and outsourcing partners, and our supply chain have been adversely affected and may continue to be adversely impacted as a result of restrictions and logistics and operational challenges. These disruptions have resulted in and may continue to result in supply shortages and delays impacting market conditions and business operations across all industries worldwide, including our own. As a result, we may experience further disruptions to our manufacturing operations, supply chain and/or distribution channels in the future, and these disruptions may be prolonged.

We remain cautious about how the economy might behave for the next few years and we continue to actively monitor the potential impact on our operations and may take further actions altering our business operations as necessary or as required by international, federal, state, or local authorities.

Risks Relating to Operations

Cybersecurity Issues: Security Breaches, Failure to Maintain the Integrity of and Protect Internal or Customer Data May Result in Faulty Business Decisions, Operational Inefficiencies, Damage to our Reputation and/or Subject Us to Costs, Fines, or Lawsuits
Our business requires collection, processing, and retention of large volumes of internal and sensitive and confidential customer data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract, including in areas such as customer product servicing, human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data, including proprietary information, is critical to us. If that data is inaccurate or incomplete, we may make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party suppliers and vendors with which we do business, may be vulnerable to security breaches, cyberattacks, acts of vandalism or misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether caused by us, an unknown third party, or the retailers, dealers, licensees or other third-party suppliers and vendors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. As cybersecurity threats evolve in sophistication and become more prevalent worldwide, we continue to increase our sensitivity and attention to these threats, seek additional investments and resources to address these threats and enhance the security of our facilities and systems and strengthen our controls and procedures to monitor, protect against and mitigate these threats. The domestic and international regulatory environment related to information security, data collection and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business. Compliance with these requirements, including the European Union's General Data Protection Regulation ("GDPR"), China's newly enacted Personal Information Protection Law ("PIPL") and other domestic and international regulations, could result in additional costs and changes to our business practices.

Moreover, we rely heavily on computer systems to manage and operate our business, record and process transactions, and manage, support and communicate with our employees, customers, suppliers and other vendors. Computer systems are important to production planning, finance, company operations and customer service, among other business-critical processes. Despite our efforts to prevent disruptions to our computer systems, these systems may be affected by damage or interruption from, among other causes, power outages, system failures, computer viruses and other intrusions, including cyberattacks. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which we operate. We rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions in or security breaches to such systems. Remote work and remote access to our systems has increased, which also increases the risk of cybersecurity attacks on our systems surface. In addition, there has been a global increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. We continue to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems (including through upgrades to our security and information technology systems), providing training for all employees (with more enhanced or frequent training based on role or responsibility), assessing the continued appropriateness of relevant insurance coverage and strengthening our controls and procedures to monitor, mitigate and respond appropriately to these threats. We carry cyber insurance, and while we have not incurred any material losses due to any failure of or disruptions to our systems, or from any breaches of or attacks, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or that any insurer will not deny coverage as to any future claim.

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

Technology Changes in Control and Sensing
We currently derive substantial revenue from the sale of remote controls, sensors and home automation products based on IR and RF and other technologies. Other control technologies exist or may be developed that may compete with our technology. In addition, we develop and maintain our own database of IR and RF codes. There are other IR and RF libraries offered by companies that we compete with in the marketplace. In addition, if competing control and sensing technology and products gain acceptance and start to be integrated into home electronics devices and home security and automation products, demand for our products may decrease, resulting in decreased operating results, financial condition and cash flows.

Our Technology Development Activities May Experience Delays
We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies. Delays may have adverse financial effects and may allow competitors to gain an advantage over us in the marketplace or in the standards setting arena. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, certain of our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results may be adversely affected, and our ability to secure new licensees and other business opportunities may be diminished.

Dependence upon New Product Introduction
Our ability to remain competitive in the video services, consumer electronics, security, home automation, climate control and home appliance markets will depend considerably upon our ability to successfully identify new product opportunities, as well as develop and introduce these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products or enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, may have a material adverse effect on our operating results, financial condition and cash flows. Moreover, the introduction of new products may require significant expenditures for R&D, tooling, manufacturing processes, inventory and marketing. In order to achieve high-volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities. We cannot be certain that we will recover the costs we incurred in developing new products, investing in inventory, expanding our production capabilities, or that those new products will be successful.

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

Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our products, accessory products, and proprietary technologies to video service providers, OEMs, retailers and private label customers. We also supply our products, accessory products, and technologies to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide. While we generally have a broad and varied customer base, during the years ended December 31, 2022, 2021 and 2020, Comcast Corporation accounted for sales totaling more than 10% of our net sales. During the years ended December 31, 2022 and 2021, Daikin Industries Ltd. also accounted for sales totaling more than 10% of our net sales. In addition to these customers, we have some customers that, individually or through their subsidiaries or affiliated partners, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.

Demand for Consumer Service and Support
We provide consumer service and support to our retail customers to add overall value and to help differentiate us from our competitors. Certain of our products have more features than others and therefore require more end-user technical support, which may increase our support costs and have an adverse effect on our business, operating results, financial condition and cash flows. We continually review our service and support group and are marketing our expertise in this area to other potential retail customers.

Manufacturing Risks
We operate factories in the PRC, Brazil and Mexico and expect to commence manufacturing operations in a new factory in Vietnam in the first half of 2023. We are currently evaluating our manufacturing footprint with the expectation that once the Vietnam factory is operating efficiently, we will reduce our manufacturing capacity, most likely, by shutting down an existing facility. If this were to occur, we would record an impairment charge and severance expense in amounts that are not presently calculable, yet could be material. In addition, we utilize third-party manufacturers located in Asia to manufacture a portion of our products. We believe that the loss of any one or more of these third-party manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major third-party manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.

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

Legislation Pertaining to Forced Labor
On December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the "UFLPA") which took effect on June 21, 2022. The UFLPA creates a rebuttable presumption that all goods produced or manufactured, even partially, in XUAR, were made with forced labor and, therefore, would not be allowed entry at U.S. ports. Importers will be required to present clear and convincing evidence that goods from the XUAR are not made with forced labor. Under the law, U.S. Customs and Border Protection is tasked with developing targeting and enforcement strategies, the details of which are yet to be finalized. The UFLPA also builds on prior legislation, such as 2020's Uyghur Human Rights Policy Act (the "UHRPA") by expanding the UHRPA's authorization of sanctions to cover foreign individuals responsible for human rights abuses related to forced labor. While we do not source product from the XUAR and have increased actions to ensure our entire supply chain is free of any products made with forced labor, there is nonetheless a risk, particularly in light of prior media allegations about Gemstar, that our business, results of operations and financial condition could be adversely affected by the UFLPA, the UHRPA and related regulatory requirements and enforcement activity.

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

Dependence upon Key Suppliers
We continue to operate in a supply-constrained environment, and we are heavily dependent on third-party suppliers and their ability to deliver sufficient quantities of key components and products at reasonable prices and in time for us to meet schedules for the delivery of our products and services. Most of the components used in our products are available from multiple sources. However, we purchase integrated circuits ("ICs") used in products, from a small number of key suppliers. To reduce our dependence on our IC suppliers we continually seek additional sources. We maintain inventories of our ICs, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. Further, we have identified alternative sources of supply for our ICs, component parts, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis or in the quantities we need. Any extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our operating results, financial position and cash flows.

From time to time, we may obtain components from a single source due to technology, availability, price, quality or other considerations. New products that we introduce may utilize custom components obtained initially from only one source until we have determined whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, alternative sources may not exist or may be unable to produce the quantities necessary to satisfy our requirements. The loss of, deterioration of our relationship with, or limits in allocation by, a single-source supplier, could adversely affect our business and financial performance.

Difficulty in Ordering Integrated Circuits and Increases in Commodities and Freight Costs Have Adversely Affected and Will Continue to Adversely Affect Our Business.
We continue experiencing difficulty in ordering ICs for future use and that difficulty is expected to continue. While we have identified other sources of ICs and are taking other production and inventory control steps in order to mitigate the effects caused by this shortage, we cannot guarantee that the alternative sources will meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers' demands. This, in turn, may affect our ability to meet our quarterly revenue targets and otherwise adversely affect our business. In addition, many of our products are paired with certain of our customers' products, like set-top boxes and televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease. Also, we are continuing to experience increases in commodities and freight costs which have and may continue to adversely affect our margins. At the same time, in order to secure components for our products or services, we have and may continue to make advance payments to suppliers and/or enter into non-cancelable commitments with suppliers. We have and may continue to strategically purchase ICs and other key components in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand properly or if customer changes its demand significantly, a temporary "oversupply" could result in excess or obsolete components.

Transportation Costs and Impact of Oil Prices
We ship products from our factories and foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand or delays in production and, as a result, products may be shipped via air which is more costly than ocean shipments. We typically cannot recover the increased cost of air freight from our customers. Additionally, tariffs and other export fees may be incurred to ship products from foreign manufacturers to the customer. These increases in costs and tariffs may have a material adverse effect on our product margins. We also have an exposure to oil prices in two forms. The first is in the prices of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products. The second is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. Rising oil prices may have an adverse effect on cost of sales and operating expenses, and Russia's invasion of Ukraine may continue to create uncertainty in oil prices.

Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 1,400 of our Brazil and Mexico employees are represented by labor unions. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.

Leased Property
We lease all of the properties used in our business. We can give no assurance that we will enter into new or renewal leases, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our operating results, financial condition and cash flows.

Competition
Competition within the industries we serve is based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial resources. Other competitors are smaller and may be able to offer more specialized products. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost-effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. Competition in any of these areas may reduce our sales and adversely affect our earnings or cash flow resulting from decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products. There can be no assurance that our product offerings will be, and/or will remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not recoup costs incurred in the R&D as quickly as we expect, if at all. Some customers may elect to engage a second source to manufacture the same product, and there is no guarantee that these customers will maintain the volume that was initially allocated to us throughout the product life cycle.

The home security and automation industry is highly fragmented and subject to significant competition and pricing pressures. In particular, the monitored security industry providers have highly recognized brands which may drive increased awareness of their security/automation offerings rather than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional activities which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In addition, video service providers have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. We also face competition from DIY companies that are increasingly providing products which enable customers to self-monitor and control their environments without third-party involvement. Further, DIY providers may also offer professional monitoring with the purchase of their systems and equipment or new IoT devices and services with automated features and capabilities that may be appealing to customers. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Change in Competition and Pricing
Even with having our own factories, we will continue to rely on third-party manufacturers to build a portion of our products. Price is always an issue in winning and retaining business. If customers become increasingly price sensitive, new competition may arise from manufacturers who decide to go into direct competition with us or from current competitors who perform their own manufacturing. If such a trend develops, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.

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

Recruitment and Retention of Talent and Key Employees
In order to be successful, we must attract, hire, retain, train, motivate, and develop qualified executives, engineers, technical staff and other key employees. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in the technology industry can be intense as employees' expectations of compensation, benefits and work flexibility continue to increase. Equity-based compensation can be important to attracting and retaining qualified employees and lack of positive performance in our stock price may adversely affect our ability to attract or retain key employees. In addition, workforce dynamics are constantly evolving in all regions, and we may not be able to manage changing workforce dynamics successfully.

Risks Related to Doing Business in the PRC

Presently, we manufacture a majority of our products in our factories in the PRC. Additionally, many of our contract manufacturers are located in the PRC. In addition to the other risks identified herein, doing business in the PRC carries a number of risks including the following:

The Fluctuation of the Chinese Yuan Renminbi May Adversely Impact Our Manufacturing Costs.
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a managed band against a basket of certain foreign currencies and has resulted in increased volatility in the exchange rate of the Chinese Yuan Renminbi against the U.S. Dollar. Any significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar could lead to higher manufacturing costs for our products.

Availability of Adequate Workforce Levels
Presently, a portion of workers at our PRC factories are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. Some of our key customers have demanded that we reduce the percentage of workers sourced from third-party employment agencies, which may also lead to increased costs in recruitment, retention and compliance. While we have already experienced increases in labor rates in the PRC, as the PRC market continues to open up and grow, we may experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.

Changes in the Policies of the PRC Government May Have a Significant Impact Upon the Business We Conduct in the PRC and the Profitability of Such Business.
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

The PRC Laws and Regulations Governing Our Current Business Operations are Sometimes Vague and Uncertain.
There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

The PRC's Legal and Judicial System May Not Adequately Protect Our Business and Operations and the Rights of Foreign Investors.
The PRC legal and judicial system may negatively impact foreign investors, with inconsistent enforcement of existing laws. In addition, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors.

Risks Relating to Regulation and Legal

Certain Regulatory and Financial Risks Related to Climate Change
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows. Ultimately, the impacts of climate change, whether involving physical risks or transition risks are expected to be widespread and unpredictable and may materially adversely affect our business and financial results.

Significant Developments From Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
The U.S. government implemented additional tariffs on certain goods imported from the PRC. We manufacture a substantial amount of our products in the PRC and are presently subject to these additional tariffs and will remain so until the tariff lists are altered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations. As a result of these tariffs and other governmental action, we moved production of many of our products destined for the U.S. to Mexico and a third-party manufacturing partner outside of the PRC.

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

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Our international operations continue to grow, making up a significant part of our current business and future strategic plans. We presently operate factories in the PRC, Brazil and Mexico, engineering centers in India, Korea and Japan and rely on third-party manufacturers located in Asia. In addition, we expect to commence manufacturing operations in Vietnam in the first half of 2023. We are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, and as such we are subject to a variety of taxes in the U.S. (federal, state, and local) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, and changes in our deferred tax assets and liabilities and their valuation. Significant judgment is required in evaluating and estimating our tax expense and liabilities. In the ordinary course of our business, there are many transactions and calculations which make the ultimate tax determination uncertain.

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

Failure by Our International Operations to Comply With Anti-Corruption Laws or Trade Sanctions Could Increase Our Costs, Reduce Our Profits, Limit Our Growth, Harm Our Reputation, or Subject Us to Broader Liability
We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. These laws require us to maintain adequate internal controls and accurate books and records. We have properties and do business in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with these laws may not prevent our employees, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the U.S. Office of Foreign Assets Control and the U.S. Department of Commerce, and other U.S. government agencies, and authorities in other countries where we do business. Our Global Compliance Department, compliance programs, and internal control policies and procedures may not prevent conduct that is prohibited under these rules. The United States or other countries may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business or damage our reputation or result in lawsuits or regulatory actions being brought against us or our officers or directors. In addition, the operation of these laws and regulations or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities or limit certain business operations that would otherwise support growth.

We are Subject to a Wide Variety of Complex Domestic and Foreign Laws and Regulations
We are subject to a wide variety of complex domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, laws governing improper business practices, and health, safety and environmental laws and regulations. These laws and regulations not only govern our current operations and products, but could also impose liability on us for our past operations. From time to time, our Company, our operations and the industries in which we operate are being reviewed or investigated by regulators, which may lead to enforcement actions or the assertion of private litigation claims and damages. Our costs to respond to any investigation or to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition. Although we believe that we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means that compliance risks will continue to exist. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, will likely arise from time to time. These investigations, examinations and other proceedings may subject us to significant liability and require us to pay significant settlements, fines and penalties, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Patents, Trademarks, and Copyrights
We have numerous patents, trade secrets, trademarks, trade names, and know-how that are valuable to our business. However, the procedures by which we identify, document, and file for patent, trademark, and copyright protection are based solely on engineering and management judgment, with no assurance that a specific filing will be issued, or if issued, will deliver any lasting value to us. Because of the rapid innovation of products and technologies that is characteristic of our industry, there can be no assurance that rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. We further believe that while our business is not materially dependent upon any single patent, trade secret, trademark, trade name, copyright, or know-how, we do have "families" of patents that are interrelated, which if determined to be invalid or unenforceable, could have a detrimental effect on our business. Despite our efforts to protect such intellectual property and other proprietary information from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our intellectual property and information without our authorization. Although we rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our intellectual property rights, the laws of some countries may not protect such rights to the same extent as the laws of the United States. Unauthorized use of our intellectual property by third parties, the failure of foreign countries to have laws to protect our intellectual property rights, or an inability to effectively enforce such rights in foreign countries could have an adverse effect on our business.

In addition, as is typical in our business, third parties (including non-practicing entities ("NPEs")) may challenge the validity of our patents. In the event that such challenges prove successful, the value of our patents may decline which, in turn, could have an adverse effect on our business. Further, some of our products include or use technology and/or components of third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of such products, we believe that, based upon past experience and industry practice, such licenses may be obtained on commercially reasonable terms; however, there can be no guarantee that such licenses may be obtained on such terms or at all. Because of technological changes in the wireless and home control industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of our products and business methods may unknowingly infringe upon the patents of others.

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

Environmental Matters
Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and restricting the presence of certain substances in electronics products. In addition, many of these laws and regulations make producers of electrical goods responsible for collection, recycling, treatment and disposal of recovered products. As a result, we may face significant costs and liabilities in complying with these laws and any future laws and regulations or enforcement policies that may have a material adverse effect upon our operating results, financial condition, and cash flows. In addition, our operations, supply chain and our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations, and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements, requiring us to comply or potentially face market-access limitations or other sanctions including fines. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and lower carbon technology solutions to our customers.

Regulations Related to the Use of Conflict-Free Minerals May Increase Our Costs and Expenses, and an Inability to Certify that Our Products are Conflict-Free May Adversely Affect Customer Relationships
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such "conflict" minerals. As a result, the SEC enacted annual disclosure and reporting requirements for public companies to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures in filings with the SEC. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the new rules may reduce the number of suppliers who provide components and products containing conflict-free minerals and thus may increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses may have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which may place us at a competitive disadvantage, and our reputation may be harmed.

The Prominence and Evolution on Disclosures related to ESG Matters May Expose Us to Certain Performance and Reputational Risks
We have established certain ESG goals and reporting of ESG data. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. Standards for tracking and reporting ESG matters continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters relating to our operations and supply chain are evolving along with various standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, service provider or employer could be negatively impacted.

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

Additionally, we have long-lived and intangible assets, including goodwill, recorded on our consolidated balance sheet. We assess these assets for impairment whenever events or changes in circumstances indicate that the fair value may be below its carrying value. Factors considered important that may trigger said assessment include, among others, a significant adverse change in legal factors or in business climate, a decline in macroeconomic conditions, a significant decline in our financial performance or a significant decline in the price of our common stock for a sustained period of time. Impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows that may result in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.

Market Projections and Data are Forward-looking in Nature.
Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the markets within which we compete, economic conditions, customer buying patterns, the timeliness of equipment development, pricing of products, and availability of capital for infrastructure improvements may affect these predictions. In addition, market data upon which we rely is based on third-party reports that may be inaccurate. The inaccuracy of any of these projections and/or market data may adversely affect our operating results and financial condition.

Potential Fluctuations in Quarterly Results
We may from time to time increase our operating expenses to fund greater levels of R&D, sales and marketing activities, development of new distribution channels, improvements in our operational and financial systems, moving manufacturing capabilities to other countries, and development of our customer support capabilities, In addition, legal expenses could increase from time to time as we enhance or increase our litigation efforts and/or to support our efforts to comply with or respond to various government regulations and investigations. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be adversely affected. In addition, we may experience significant fluctuations in future quarterly operating results that may be caused by many other factors, including demand for our products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which our products are sold, product or supply constraints, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, foreign currency exchange rate fluctuations and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that may have a material adverse effect on our business, results of operations or financial condition. As a result, we believe period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarters our operating results will be below the expectations of public market analysts and investors. If this happens the price of our common stock may be materially adversely affected.

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

In addition, under the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), we may elect to pay interest on the revolving line of credit ("Credit Line") based on LIBOR or a base rate as specified in the Second Amended Credit Agreement. LIBOR is subject to recent national, international and other regulatory guidance and proposals for reform. These reforms have resulted in plans to phase out and eventually replace LIBOR. The Financial Conduct Authority, which regulates LIBOR, announced it would cease publications of the remaining tenors of LIBOR immediately after June 30, 2023. On January 7, 2021, we executed an amendment to our Second Amended Credit Agreement which defines the Secured Overnight Financing Rate ("SOFR") as the replacement benchmark for LIBOR upon its phase out. The calculation of interest rates under the SOFR replacement benchmarks could negatively impact our business and financial results. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

The degree to which we are currently leveraged could have important consequences for stockholders. For example, it could:

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

A significant portion of our operations is conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs. In addition, any payment of dividends, loans or advances by our subsidiaries may be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Further, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.

We may also fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility. If any of the banks in these credit and financing facilities are unable to perform on their commitments, our cash flow, liquidity or financial condition may be adversely impacted.

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

Risks Relating to Our Stock

The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations may continue, including a significant decline in our stock price. The trading market for our common stock has historically been at low volumes and our market price is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to product and technology development, relationships with new and existing customers, litigation and other legal proceedings in which we are involved and intellectual property impacting us or our business; announcements concerning strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock; the inclusion or removal of our common stock from any indices; investor perceptions as to the likelihood of achievement of near-term goals; changes in market share of significant customers; changes in operating performance and stock market valuations of other technology or content providing companies generally; and market conditions or trends in our industry or the economy as a whole. Stockholders of other companies have instituted securities class action litigation against such companies after periods of price volatility in such companies' stock. If we were to become involved in such securities litigation, we may incur substantial costs and the attention of management may be diverted from our business.

In addition, our officers and directors periodically sell shares of our common stock which they own, many times pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Sales of shares by our officers and directors may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by such sales of shares by our officers and directors.

Future Sales of Our Shares By Our Largest Stockholders May Depress the Market Price of Our Common Stock
We have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, the prevailing market price of our common stock may be negatively affected. Further, due to our historically low trading volumes, such large stockholders may not be able to sell the number of shares they wish to sell and/or in the time frame in which they wish to sell. Moreover, while such large stockholders are attempting to sell their shares, other stockholders may not be able to sell their shares at the price and time that such other stockholders desire due to the low trading volumes of our stock.

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

General Risks

Economic Downturns and Other Global, National, and Regional Conditions May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because we conduct our business on a global platform, our business is sensitive to global and regional business and economic conditions. Adverse changes in global, national, regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions (such as the Russian invasion of Ukraine, tension across the Taiwan Strait and tension between the United States and the PRC, and the ramifications of those and other events) impact our activities. Such conditions in the United States and worldwide may impact our business due to weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, advisories, or disruptions, and concerns over disease, violence, war, or terrorism may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.

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

Risks Relating to Natural or Man-Made Disasters, Contagious Disease, Climate Change, Violence, or War May Cause Increases in the Cost of Raw Materials, Production, and Energy which May Adversely Affect Our Earnings or Cash Flow
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. So called "Acts of God," such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we lease and/or own properties and equipment or manage our business, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events, including the actions taken by Russia against Ukraine, could disrupt sales volumes, raw material and fuel supplies and increase our costs, reduce our ability to manufacture and supply our products, and/or increase our operating costs, all of which could adversely affect our earnings or cash flows and profits. There are also inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure globally, all have the potential to disrupt our business and operations. Such events could result in increases in our costs and expenses and harm our future revenue, cash flows and financial positions.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Carlsbad, California	Engineering, research and development	30,758	Leased, expires December 31, 2027
Plymouth, Minnesota	Engineering, research and development	5,275	Leased, expires March 31, 2025
Poway, California	Engineering, research and development	7,891	Leased, expires December 31, 2024
Santa Ana, California	Engineering, research and development	18,420	Leased, expires November 30, 2027
Bangalore, India	Engineering, research and development	21,326	Leased, expires August 31, 2023
Suzhou, PRC	Engineering	5,705	Leased, expires December 31, 2023
Hong Kong, PRC	Asian headquarters	6,550	Leased, expires July 31, 2025
Enschede, Netherlands	European headquarters and call center	19,407	Leased, expires February 28, 2024
Guangzhou, PRC	Service center	26,850	Leased, expires April 14, 2023
Hai Duong, Vietnam	Manufacturing facility	124,776	Leased, expires December 1, 2034
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2025
Monterrey, Mexico	Manufacturing facility	101,571	Leased, expires September 30, 2023
Monterrey, Mexico	Storage facility	145,185	Leased, expires July 29, 2025
Qinzhou, PRC	Manufacturing facility	20,452	Leased, expires May 31, 2023
Qinzhou, PRC	Manufacturing facility	398,269	Leased, expires October 31, 2025
Qinzhou, PRC	Manufacturing facility	248,448	Leased, expires October 31, 2025
Yangzhou, PRC (1)	Manufacturing facility	1,204,697	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. Our stockholders of record on March 3, 2023 numbered 166. We have never paid cash dividends on our common stock. We intend to retain our earnings, if any, to reinvest in the business for future operations and expansion and, as such, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	—
November 1, 2022 - November 30, 2022	3,057	21.90	—	—
December 1, 2022- December 31, 2022	73,015	22.90	—	—
Total	76,072	$22.86	—

(1)Of the repurchases in November and December, 3,057 and 73,015 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy option cost and tax withholding obligations in connection with stock option exercises and the vesting of restricted shares.

Performance Chart

The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Indices for the five-year period ended December 31, 2022. We amended our peer group during 2022 to more accurately reflect the current overall business of the Company. The comparison assumes that $100 was invested on December 31, 2017 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Indices and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market, the New York Stock Exchange, the Hong Kong Stock Exchange and the Korea Exchange.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Returns of Universal Electronics Inc., S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Indices
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Universal Electronics Inc.
S&P Small Cap 600
NASDAQ Composite
Peer Group - Legacy Index
Peer Group - Updated Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Universal Electronics Inc.	$100	$54	$111	$111	$86	$44
S&P Small Cap 600	$100	$90	$109	$120	$150	$124
NASDAQ Composite Index	$100	$96	$130	$187	$227	$152
Peer Group - Legacy Index (1)	$100	$96	$117	$195	$181	$134
Peer Group - Updated Index (2)(3)	$100	$82	$120	$173	$171	$112

(1) Companies in the legacy Peer Group Index are as follows: Dolby Laboratories, Inc.; Logitech International S.A.; VOXX International Corp.; and Xperi Corporation (formerly TiVo Corporation).
(2)    Companies in the updated Peer Group Index are as follows: Arlo Technologies, Inc.; Charter Communications, Inc.; Comcast Corporation; CommScope Holding Company, Inc.; Computime Group Limited; Dish Network Corporation; Home Control International Limited; LG Display Co., Ltd.; Liberty Global PLC; Logitech International S.A.; Samsung Electronics Co. Ltd.; Sony Group Corporation; and Turtle Beach Corporation.
(3)    Cumulative stockholder return data for Arlo Technologies, Inc. and Home Control Limited was not included in the updated Peer Group Index calculations, as these companies were not public until after the December 31, 2017 base period.

The information presented above is as of December 31, 2017 through December 31, 2022. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally discuss 2022 and 2021 items and year-to-year comparisons between 2022 and 2021 in the section that follows. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. Our product and technology offerings include:

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
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control;
•intellectual property that we license primarily to OEMs and video service providers;
•proprietary and standards-based RF sensors designed for residential security, safety and home automation applications;
•embedded and cloud-enabled software for reliable firmware update and digital rights management validation services to major consumer electronics brands;
•wall-mount and handheld thermostat controllers and connected accessories for smart energy management systems, primarily to OEM customers, as well as hotels and hospitality system integrators; and
•AV accessories sold, directly and indirectly, to consumers including universal remote controls, television wall mounts and stands and digital television antennas.

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge. Each year our device control library continues to grow across AV and smart home platforms, supporting many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE), Z-Wave, IP, as well as Home Network and Cloud Control.

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

We operate as one business segment. We have one domestic subsidiary and 25 international subsidiaries located in Brazil, British Virgin Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (7), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for 2022:

•Net sales decreased 9.8% to $542.8 million in 2022 from $601.6 million in 2021.
•Our gross profit percentage decreased to 28.1% in 2022 from 28.8% in 2021.
•Operating expenses, as a percent of sales, increased to 25.4% in 2022 from 24.9% in 2021.
•Operating income decreased to $14.5 million in 2022 from $23.3 million in 2021, and our operating margin percentage decreased to 2.7% in 2022, compared to 3.9% in 2021.
•Our effective tax rate increased to 96.4% in 2022 from 67.0% in 2021.

Our strategic business objectives for 2023 include the following:

•increase new product development efforts in high-growth HVAC OEM channel to grow our market penetration with existing customers and acquire new customers with the goal of achieving market share leadership in climate control channel within 2 years;
•broaden our home control and home automation product solutions with the aim of acquiring new customers that represent market share leaders in their respective channels and regions;
•expand our software and service platform, QuickSet, to deliver a complete smart entertainment and smart home managed service platform;
•invest in creating sustainable technology solutions that offer product differentiation across our global product portfolio;
•explore and expand product offerings in our core subscription broadcasting channel beyond traditional entertainment remote controls;
•seek acquisitions or strategic partners that complement and strengthen our existing business; and
•expedite our long-term factory planning strategy to optimize our manufacturing footprint and reduce our manufacturing concentration in the PRC.

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

COVID-19 Pandemic and Supply Chain Impact

The COVID-19 pandemic, including related measures to curtail its spread, continues to be a complex and evolving situation and has and will continue to impact our business, operations, and financial results. We anticipate that the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, including our business. We expect our sales demand to be negatively impacted into, at least, the first half of 2023 given the global reach and economic impact of the COVID-19 pandemic and the various governmentally imposed lockdowns, quarantine and social distancing measures put in place to contain the spread of the COVID-19 pandemic. A future suspension of our manufacturing operations would impact our ability to meet customer demand and could have a significant adverse effect on our financial conditions and results of operations. COVID-19 also continues to impact the global supply chain causing disruptions to service providers, logistics and the flow and availability of supplies and products. Our manufacturing sites, as well as our suppliers and outsourcing partners, and our supply chain have been adversely and may continue to be adversely impacted as a result of restrictions and logistics and operational challenges related to COVID-19. These disruptions have resulted and may continue to result in supply shortages and delays impacting sales worldwide. We may experience further disruptions to our manufacturing operations, supply chain and/or distribution channels in the future, and these disruptions may be prolonged.

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

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions, in particular reduced consumer spending. Inflation has increased our component and logistics costs. While we have been able to increase sales prices on certain products, there may be a delay in our ability to increase prices and we may not be able to fully offset the impact of increased material costs which would negatively impact our gross profit. Our cost of labor, materials and borrowing may continue to increase which would negatively impact our business and financial results. In addition, we expect recessionary fears in the global economy will ultimately negatively impact our sales demand.

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

Manufacturing Footprint

We expect to commence manufacturing operations in a new factory in Vietnam in the first half of 2023, which may result in manufacturing inefficiencies. We are currently evaluating our manufacturing footprint with the expectation that once the Vietnam factory is operating efficiently, we will reduce our manufacturing capacity, most likely, by shutting down an existing facility. If this were to occur, we would record an impairment charge and severance expense in amounts that are not presently calculable, however could be material. We are analyzing various scenarios, each contingent on the success of the new Vietnam factory, and have yet to conclude on a specific plan.

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

If the carrying value of the asset is larger than its projected undiscounted future cash flows, the asset is impaired. The impairment is measured as the difference between the net book value of the asset and the asset's estimated fair value. Fair value is estimated utilizing the asset's projected discounted future cash flows. In assessing fair value, we must make assumptions regarding estimated future cash flows, the discount rate and other factors. If the actual performance of the assets becomes less favorable than those projected by management, adjustments to the carrying values of these assets may have a material effect on the consolidated financial statements.

Goodwill

We evaluate the carrying value of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) a decline in macroeconomic conditions, (3) a significant decline in our financial performance or (4) a significant decline in the price of our common stock for a sustained period of time.

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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	71.9	71.2
Gross profit	28.1	28.8
Research and development expenses	6.0	5.1
Selling, general and administrative expenses	19.4	19.8
Operating income	2.7	3.9
Interest income (expense), net	(0.4)	(0.1)
Loss on sale of Argentina subsidiary	0.0	(1.0)
Other income (expense), net	(0.2)	(0.1)
Income before provision for income taxes	2.1	2.7
Provision for income taxes	2.0	1.8
Net income	0.1%	0.9%

Year Ended December 31, 2022 ("2022") Compared to Year Ended December 31, 2021 ("2021")

Net sales. Net sales for 2022 were $542.8 million, a decrease of 9.8% compared to $601.6 million in 2021. Sales in our subscription broadcast channel were lower than in the prior year due primarily to lower customer demand and component shortages. Sales in our retail channel were also lower than the prior year due to macroeconomic headwinds and the loss of a customer in North America.

Gross profit. Gross profit in 2022 was $152.3 million compared to $173.0 million in 2021. Gross profit as a percent of sales decreased to 28.1% in 2022 compared to 28.8% in 2021. Gross profit as a percent of sales was unfavorably impacted by inflationary pressures associated with raw materials and components, freight costs and wages. Partially offsetting these unfavorable impacts were sales price increases on certain products, which were implemented throughout the first two quarters of 2022.

Research and development ("R&D") expenses. R&D expenses increased 5.0% to $32.5 million in 2022 from $30.9 million in 2021. The increase in R&D expenses is due to an increase in product development activities as we continue to expand our portfolio of products and focus on growth channels including HVAC, home security and home automation.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 11.4% to $105.3 million in 2022 from $118.8 million in 2021, primarily due to a decrease in outside legal expenses related to a specific legal matter.

Interest income (expense), net. Net interest expense increased to $2.2 million in 2022 from $0.6 million in 2021 as a result of a higher average loan balance and a higher average interest rate.

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

Other income (expense), net. Other expense, net was $1.0 million in 2022, compared to other expense, net of $0.6 million in 2021, both as a result of net foreign currency losses offset partially by miscellaneous non-operating gains.

Income tax expense. Income tax expense was $11.0 million in 2022 compared to $10.8 million in 2021. Our effective tax rate was elevated in both 2022 and 2021 at 96.4% and 67.0%, respectively, as a result of our mix of pre-tax income/loss by jurisdiction, as well as losses incurred in the U.S. which are not benefited due to a valuation allowance.

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

	December 31,
	2022	2021
Cash and cash equivalents	$66,740	$60,813
Available borrowing resources	37,000	66,300

Cash and cash equivalents – At December 31, 2022, we had $6.8 million, $15.6 million, $18.9 million, $13.0 million and $12.4 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. We expect to renew our credit agreement with U.S. Bank, for an additional two years, prior to its expiration. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2022. At December 31, 2022, we had an outstanding balance of $88.0 million on our Credit Line and $37.0 million of availability.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 9" for further information regarding our Credit Line.

Uses of Cash

Our cash flows were as follows:

(In thousands)	Year Ended December 31, 2022	Increase (Decrease)	Year Ended December 31, 2021
Cash provided by (used for) operating activities	$10,926	$(29,357)	$40,283
Cash provided by (used for) investing activities	(21,208)	(4,167)	(17,041)
Cash provided by (used for) financing activities	20,501	42,527	(22,026)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,292)	(6,736)	2,444
Net increase (decrease) in cash and cash equivalents	$5,927	$2,267	$3,660

	December 31, 2022	Increase (Decrease)	December 31, 2021
Cash and cash equivalents	$66,740	$5,927	$60,813
Working capital	121,567	1,208	120,359

Net cash provided by operating activities was $10.9 million during 2022 compared to $40.3 million during 2021. Net income was $0.4 million in 2022 compared to $5.3 million in 2021. Accounts receivables decreased by $12.8 million during the year ended December 31, 2022 compared to a decrease of $2.0 million during the year ended December 31, 2021 largely due to a reduction in sales during 2022. Inventories increased by $9.9 million during the year ended December 31, 2022 compared to an increase of $15.0 million during the year ended December 31, 2021. We still remain in a unique environment where certain components, prominently ICs, are in short supply. Although this issue is abating, the lead times associated with certain component vendors remain elevated; consequently, when an opportunity arises to procure more than what is needed at a given period of time, we are proceeding with the purchase. Furthermore, certain customers ordered fewer units than originally forecasted, causing our finished goods inventory to be temporarily elevated. Our inventory turns decreased to 2.2 turns at December 31, 2022 compared to 2.9 turns at December 31, 2021. Changes in accounts payable and accrued liabilities resulted in cash outflows of $28.7 million during the year ended December 31, 2022 compared to cash inflows of $0.9 million during the year ended December 31, 2021, largely as a result of lower sales volume resulting in fewer purchases of raw materials and components, excluding, in certain situations, components in short supply. Changes in accrued income taxes resulted in cash outflows of $2.1 million during the year ended December 31, 2022 compared to cash inflows of $2.9 million during the year ended December 31, 2021.

Net cash used for investing activities during 2022 was $21.2 million, of which $7.5 million, $0.9 million, $14.0 million and $6.6 million was used for the purchase of our term deposit investment, acquisition of Qterics Inc., capital expenditures, and the development of patents, respectively. Offsetting these amounts was $7.8 million received upon the redemption of our term deposit investment. Net cash used for investing activities during 2021 was $17.0 million, of which $12.6 million and $4.4 million was used for capital expenditures and development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $12.0 million and $15.0 million in 2023 which includes amounts associated with our factory in Vietnam which we anticipate commencing operations in the first half of 2023.

Net cash provided by financing activities was $20.5 million during 2022 compared to net cash used for financing activities of $22.0 million during 2021. The primary financing activities in 2022 and 2021 were borrowings and repayments on our line of credit and repurchases of shares of our common stock. Net borrowings on our line of credit were $32.0 million in 2022 and $36.0 million in 2021. During 2022, we purchased 434,107 shares of our common stock at a cost of $13.0 million compared to 1,243,196 shares at a cost of $59.7 million during 2021.

Future cash flows used for financing activities are affected by our financing needs which are largely dependent on the level of cash provided by or used in operations and the level of cash used in investing activities. Additionally, potential future repurchases of shares of our common stock will impact our cash flows used for financing activities. Given the recent decrease in the price of our common stock, we may opportunistically purchase shares of our common stock. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 14" for further information regarding our share repurchase programs.

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit line (1)	$88,000	$88,000	$—	$—	$—
Inventory purchases	13,708	13,708	—	—	—
Operating lease obligations	23,798	6,841	9,542	4,555	2,860
Property, plant, and equipment purchases	1,742	1,742	—	—	—
Software license	3,468	53	578	946	1,891
Total material cash commitments	$130,716	$110,344	$10,120	$5,501	$4,751
(1) We expect to renew our credit agreement with U.S. Bank, for an additional two years, prior to its expiration.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.7 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2022.

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

Foreign Currency Exchange Rate Risk

At December 31, 2022, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen, Korean Won and Vietnamese Dong and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2022, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from December 31, 2022, net income in the first quarter of 2023 would fluctuate by approximately $7.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 8, 2023, expressed an unqualified opinion.

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

Revenue recognition - Identifying and evaluating terms and conditions in contracts for the timing of revenue recognition

As described further in Note 2 and Note 4 to the consolidated financial statements, product revenue is generated through manufacturing and delivering universal control, sensing, and automation products, and AV accessories. The Company recognizes revenue over time for custom products with no alternative use when the Company has an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met. For each new contract and/or product, management performs an analysis to determine whether the asset created is a custom asset with no alternative use and whether the terms and conditions of the contract indicate the Company has an enforceable right to payment for performance completed prior to the transfer of the underlying asset. We identified the determination of overtime versus point in time revenue recognition as a critical audit matter.

The principal considerations for our determination that overtime versus point in time revenue recognition is a critical audit matter is the significant judgment exercised by management in identifying and evaluating whether new contracts and/or products meet the criteria for over time or point in time revenue recognition. Significant judgments include the evaluation of contractual legal terms and rights within each jurisdiction in which the Company operates and evaluation of whether it is possible, contractually or economically, to repurpose or redirect products for an alternative use.

Our audit procedures related to the overtime versus point in time revenue recognition included the following, among others:

•We tested the design and operating effectiveness of key controls over the Company's new and amended contract review process, specifically those related to the identification and evaluation of terms and conditions associated with an enforceable right to payment.
•We tested design and operating effectiveness of key controls associated with the Company's classification of new products, including those associated with determination and classification of a product as having no alternative use.
•For a selection of parts from the Company's active products listing, we performed testing to determine whether products marked as custom with no alternative use are restricted contractually or economically to be repurposed or redirected. This includes evaluating management assumptions regarding the economic feasibility of repurposing a finished product and evidence to support that the final product has no alternative use.
•For a selection of contracts, obtained the contract and management's analysis over the enforceable right to payment and validated that the payment terms within the contract were properly evaluated and the contract was properly included or excluded from the overtime revenue recognition.
•For a selection of revenue transactions, we traced the products sold into the Company's listing of active products and determined whether that product was appropriately classified as custom or non-custom by applying the same testing approach noted above. For transactions selected with custom products, we also obtained and read the contract and contract amendments to determine whether the payment terms within the contract specifically identified an enforceable right to payment, including a reasonable margin, upon cancellation. The two parts to this test serve to determine whether the transaction was appropriately recorded over time or at a point in time.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.

Newport Beach, California
March 8, 2023

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$66,740	$60,813
Accounts receivable, net	112,346	129,215
Contract assets	7,996	5,012
Inventories	140,181	134,469
Prepaid expenses and other current assets	6,647	7,289
Income tax receivable	4,130	348
Total current assets	338,040	337,146
Property, plant and equipment, net	62,791	74,647
Goodwill	49,085	48,463
Intangible assets, net	24,470	20,169
Operating lease right-of-use assets	21,599	19,847
Deferred income taxes	6,242	7,729
Other assets	1,936	2,347
Total assets	$504,163	$510,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,373	$92,707
Line of credit	88,000	56,000
Accrued compensation	20,904	24,217
Accrued sales discounts, rebates and royalties	6,477	9,286
Accrued income taxes	5,585	3,737
Other accrued liabilities	24,134	30,840
Total current liabilities	216,473	216,787
Long-term liabilities:
Operating lease obligations	15,027	14,266
Deferred income taxes	2,724	2,394
Income tax payable	723	939
Other long-term liabilities	810	13
Total liabilities	235,757	234,399
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,999,951 and 24,678,942 shares issued on December 31, 2022 and 2021, respectively	250	247
Paid-in capital	326,839	314,094
Treasury stock, at cost, 12,295,305 and 11,861,198 shares on December 31, 2022 and 2021, respectively	(368,194)	(355,159)
Accumulated other comprehensive income (loss)	(21,187)	(13,524)
Retained earnings	330,698	330,291
Total stockholders' equity	268,406	275,949
Total liabilities and stockholders' equity	$504,163	$510,348

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$542,751	$601,602	$614,680
Cost of sales	390,459	428,586	438,424
Gross profit	152,292	173,016	176,256
Research and development expenses	32,452	30,917	31,450
Selling, general and administrative expenses	105,292	118,846	107,539
Operating income	14,548	23,253	37,267
Interest income (expense), net	(2,200)	(566)	(1,422)
Loss on sale of Argentina subsidiary	—	(6,050)	—
Accrued social insurance adjustment	—	—	9,464
Other income (expense), net	(955)	(557)	(1,404)
Income before provision for income taxes	11,393	16,080	43,905
Provision for income taxes	10,986	10,779	5,333
Net income	$407	$5,301	$38,572

Earnings per share:
Basic	$0.03	$0.39	$2.78
Diluted	$0.03	$0.39	$2.72
Shares used in computing earnings per share:
Basic	12,703	13,465	13,893
Diluted	12,779	13,742	14,166

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$407	$5,301	$38,572
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,663)	(427)	4,259
Change in foreign currency translation due to sale of Argentina subsidiary	—	5,425	—
Comprehensive income (loss)	$(7,256)	$10,299	$42,831

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	24,118	$241	(10,174)	$(277,817)	$288,338	$(22,781)	$286,418	$274,399
Net income							38,572	38,572
Currency translation adjustment						4,259		4,259
Shares issued for employee benefit plan and compensation	169	1			1,135			1,136
Purchase of treasury shares			(444)	(17,678)				(17,678)
Stock options exercised	80	1			2,804			2,805
Shares issued to directors	25	1			(1)			—
Employee and director stock-based compensation					9,122			9,122
Performance-based common stock warrants					686			686
Balance at December 31, 2020	24,392	244	(10,618)	(295,495)	302,084	(18,522)	324,990	313,301
Net income							5,301	5,301
Currency translation adjustment						(427)		(427)
Change in foreign currency translation due to sale of Argentina subsidiary						5,425		5,425
Shares issued for employee benefit plan and compensation	203	2			1,090			1,092
Purchase of treasury shares			(1,243)	(59,664)				(59,664)
Stock options exercised	54	1			1,637			1,638
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					9,969			9,969
Performance-based common stock warrants					(686)			(686)
Balance at December 31, 2021	24,679	247	(11,861)	(355,159)	314,094	(13,524)	330,291	275,949
Net income							407	407
Currency translation adjustment						(7,663)		(7,663)
Shares issued for employee benefit plan and compensation	212	2			1,197			1,199
Purchase of treasury shares			(434)	(13,035)				(13,035)
Stock options exercised	80	1			1,535			1,536
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					10,013			10,013
Balance at December 31, 2022	25,000	$250	(12,295)	$(368,194)	$326,839	$(21,187)	$330,698	$268,406

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$407	$5,301	$38,572
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	24,033	26,747	29,735
Provision for credit losses	(182)	—	332
Deferred income taxes	1,377	(1,560)	(478)
Shares issued for employee benefit plan	1,199	1,092	1,136
Employee and director stock-based compensation	10,013	9,969	9,122
Performance-based common stock warrants	—	(686)	686
Impairment of long-term assets	2,888	3,338	134
Loss on sale of Argentina subsidiary, net of cash transferred	—	5,960	—
Accrued social insurance adjustment	—	—	(9,464)
Loss on sale of Ohio call center	—	—	712
Changes in operating assets and liabilities:
Accounts receivable and contract assets	12,765	2,007	14,884
Inventories	(9,913)	(14,985)	28,295
Prepaid expenses and other assets	(917)	(630)	(245)
Accounts payable and accrued liabilities	(28,670)	870	(33,543)
Accrued income taxes	(2,074)	2,860	(6,486)
Net cash provided by (used for) operating activities	10,926	40,283	73,392
Cash flows from investing activities:
Purchase of term deposit	(7,487)	—	—
Redemption of term deposit	7,803	—	—
Acquisition of the net assets of Qterics, Inc.	(939)	—	—
Acquisitions of property, plant and equipment	(14,006)	(12,586)	(16,862)
Acquisitions of intangible assets	(6,579)	(4,455)	(6,372)
Payment on sale of Ohio call center	—	—	(500)
Net cash provided by (used for) investing activities	(21,208)	(17,041)	(23,734)
Cash flows from financing activities:
Borrowings under line of credit	133,000	112,000	75,000
Repayments on line of credit	(101,000)	(76,000)	(123,000)
Proceeds from stock options exercised	1,536	1,638	2,805
Treasury stock purchased	(13,035)	(59,664)	(17,678)
Contingent consideration payments in connection with business combinations	—	—	(3,091)
Net cash provided by (used for) financing activities	20,501	(22,026)	(65,964)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,292)	2,444	(843)
Net increase (decrease) in cash and cash equivalents	5,927	3,660	(17,149)
Cash and cash equivalents at beginning of period	60,813	57,153	74,302
Cash and cash equivalents at end of period	$66,740	$60,813	$57,153

Supplemental cash flow information:
Income taxes paid	$10,922	$10,093	$12,712
Interest paid	$2,214	$620	$1,610

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 1 — Description of Business

Universal Electronics Inc. ("UEI"), based in Scottsdale, Arizona, designs, develops, manufactures, ships and supports control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, and intelligent wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. In addition, over the past 37 years, we have developed a broad portfolio of patented technologies and cloud-based connectivity and control software solutions that we license to our customers, including many leading Fortune 500 companies.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for credit losses, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes and related valuation allowances, stock-based compensation expense and performance-based common stock warrants. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

    Contract liabilities - A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received in advance of providing our cloud-based software services. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer. See Note 12 for further information concerning contract liabilities.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

    Other sales-related matters - Trade receivables are recorded at the invoiced amount and do not bear interest. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Such discounts were $12.2 million and $14.4 million at December 31, 2022 and 2021, respectively. Changes in such accruals may be required if future rebates and incentives differ from our estimates.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0.5 million, $0.8 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight or amounts billed to customers are recorded in cost of sales. Other shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling fees and costs totaled $10.8 million, $11.8 million and $9.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, term deposit, accounts receivable, accounts payable, accrued liabilities, debt and derivatives. The carrying value of our financial instruments, excluding derivatives, approximates fair value as a result of their short maturities. Our derivatives are carried at fair value. See Notes 3, 4, 9, 11, 12 and 19 for further information concerning our financial instruments.

Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. Our term deposit had an initial maturity of one year, but was redeemed prior to December 31, 2022. Domestically, we generally maintain balances in excess of federally insured limits. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents and term deposit with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. See Note 3 for further information concerning cash, cash equivalents and term deposit.

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
DECEMBER 31, 2022

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date, including the lease term, in determining the present value of lease payments. Operating lease ROU assets also factor in any lease payments made, initial direct costs and lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Some of our leases include options to extend with a range of three years to five years with two extensions at the then current market rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Goodwill

We record the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. We evaluate the carrying value of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) a decline in macroeconomic conditions, (3) a significant decline in our financial performance or (4) a significant decline in the price of our common stock for a sustained period of time.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Other Accounting Pronouncements

Accounting Updates Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", in January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform", and in December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848". This guidance is intended to provide temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The amendments in these ASUs are elective and are effective upon issuance for all entities through December 31, 2024. These amendments are not expected to have a material impact on our consolidated statement of financial position, results of operations and cash flows.

Note 3 — Cash and Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2022	2021
North America	$6,825	$6,430
People's Republic of China ("PRC")	15,633	16,000
Asia (excluding the PRC)	18,850	11,798
Europe	13,042	17,604
South America	12,390	8,981
Total cash and cash equivalents	$66,740	$60,813

On January 25, 2022, we entered into a one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earned interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. As of December 31, 2022, all of this term deposit was redeemed.

Note 4 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Goods and services transferred at a point in time	$450,227	$498,554	$495,033
Goods and services transferred over time	92,524	103,048	119,647
Net sales	$542,751	$601,602	$614,680

Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States	$167,501	$200,136	$255,651
Asia (excluding the PRC)	127,702	127,140	117,142
Europe	103,993	126,551	108,185
People's Republic of China	85,215	87,866	88,246
Latin America	28,363	25,943	17,481
Other	29,977	33,966	27,975
Total net sales	$542,751	$601,602	$614,680

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customer totaled more than 10% of our net sales:

	Year Ended December 31,
	2022		2021		2020
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)		% of Net Sales
Comcast Corporation	$78,781	14.5%	$98,361	16.3%	$123,574		20.1%
Daikin Industries Ltd.	$78,413	14.4%	$70,793	11.8%	$—	(1)	—%	(1)
(1)     Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

	December 31,
(In thousands)	2022	2021
Trade receivables, gross	$108,030	$122,508
Allowance for credit losses	(957)	(1,285)
Allowance for sales returns	(618)	(592)
Trade receivables, net	106,455	120,631
Other (1)	5,891	8,584
Accounts receivable, net	$112,346	$129,215
(1)      Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$1,285	$1,412	$1,492
Additions (reductions) to costs and expenses	(182)	—	332
Cash receipts	—	—	(157)
Write-offs/Foreign exchange effects	(146)	(127)	(255)
Balance at end of period	$957	$1,285	$1,412

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2022		2021
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$15,367	13.7%	$—	(1)	—%	(1)
(1)     Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 5 — Inventories and Significant Suppliers

Inventories were as follows:

	December 31,
(In thousands)	2022	2021
Raw materials	$58,759	$52,617
Components	25,226	25,289
Work in process	2,616	7,102
Finished goods	53,580	49,461
Inventories	$140,181	$134,469

Significant Suppliers

We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled 10% of our total inventory purchases:

	Year Ended December 31,
	2022		2021		2020
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$33,293	11.5%	$38,712	11.8%	$43,543	14.2%

Purchases from the following supplier totaled more than 10% of our total accounts payable:

	December 31,
	2022				2021
	$ (thousands)		% of Total Accounts Payable		$ (thousands)	% of Total Accounts Payable
Zhejiang Zhen You Electronics Co. Ltd.	$—	(1)	—%	(1)	$9,862	10.6%
(1) Accounts payable associated with this supplier did not total more than 10% of our accounts payable for the indicated period.

Note 6 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2022	2021
Buildings	$18,291	$19,830
Computer equipment	9,344	9,655
Furniture and fixtures	3,529	3,905
Leasehold and building improvements	39,761	41,437
Machinery and equipment	96,947	102,864
Software	23,607	23,993
Tooling	31,898	34,000
	223,377	235,684
Accumulated depreciation	(170,474)	(165,906)
	52,903	69,778
Construction in progress	9,888	4,869
Total property, plant, and equipment, net	$62,791	$74,647

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Depreciation expense was $19.9 million, $22.8 million and $23.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, we incurred $2.9 million in impairment charges, recorded in cost of sales, relating to the underutilization of certain property, plant and equipment in our Mexico factory. During the year ended December 31, 2021, we incurred $3.3 million in impairment charges, recorded in cost of sales, relating to the underutilization of property, plant and equipment in our PRC-based factories, as a result of our long-term factory planning strategy of reducing our concentration risk in that region. Impairment charges were immaterial for the year ended December 31, 2020.

Construction in progress was as follows:

	December 31,
(In thousands)	2022	2021
Leasehold and building improvements	$475	$100
Machinery and equipment	2,282	1,912
Software	4,862	1,272
Tooling	1,827	1,168
Other	442	417
Total construction in progress	$9,888	$4,869

We expect that most of the assets under construction will be placed into service during the first six months of 2023. We will begin to depreciate the cost of these assets under construction once they are placed into service.

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease ROU assets, were as follows:

	December 31,
(In thousands)	2022	2021
United States	$16,427	$16,804
People's Republic of China	42,893	52,851
Mexico	14,402	20,509
Vietnam	6,923	—
All other countries	3,745	4,330
Total long-lived tangible assets	$84,390	$94,494

Note 7 — Goodwill and Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2020	$48,614
Foreign exchange effects	(151)
Balance at December 31, 2021	48,463
Goodwill acquired during the period (1)	713
Foreign exchange effects	(91)
Balance at December 31, 2022	$49,085
(1) During the year ended December 31, 2022, we recognized $0.7 million of goodwill related to the Qterics, Inc. ("Qterics") acquisition. Refer to Note 21 for further information about this acquisition.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

We conducted annual goodwill impairment reviews on December 31, 2022, 2021 and 2020. Based on the analysis performed, we determined that our goodwill was not impaired.

Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31,
	2022			2021
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Capitalized software development costs (2 years)	$1,647	$(44)	$1,603	$1,066	$(27)	$1,039
Customer relationships (10-15 years)	6,340	(3,080)	3,260	5,000	(2,375)	2,625
Developed and core technology (5-15 years)	4,520	(3,693)	827	4,080	(3,335)	745
Distribution rights (10 years)	308	(281)	27	325	(269)	56
Patents (10 years)	29,388	(10,790)	18,598	24,518	(9,015)	15,503
Trademarks and trade names (10 years)	450	(295)	155	800	(599)	201
Total intangible assets, net	$42,653	$(18,183)	$24,470	$35,789	$(15,620)	$20,169
(1)This table excludes the gross value of fully amortized intangible assets totaling $43.7 million and $43.2 million on December 31, 2022 and 2021, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of sales	$49	$27	$—
Selling, general and administrative expenses	3,969	3,963	6,500
Total amortization expense	$4,018	$3,990	$6,500

Estimated future annual amortization expense related to our intangible assets at December 31, 2022, is as follows:

(In thousands)
2023	$4,821
2024	4,545
2025	3,705
2026	3,188
2027	2,596
Thereafter	5,615
Total	$24,470

The remaining weighted average amortization period of our intangible assets at December 31, 2022 is 6.2 years.

Note 8 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At December 31, 2022, our operating leases had remaining lease terms of up to 38 years, including any reasonably probable extensions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$21,599	$19,847
Liabilities:
Other accrued liabilities	$5,509	$4,769
Long-term operating lease obligations	15,027	14,266
Total lease liabilities	$20,536	$19,035

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Cost of sales	$2,822	$2,508
Selling, general and administrative expenses	4,474	4,151
Total operating lease expense	$7,296	$6,659
Operating cash outflows from operating leases	$7,427	$6,555
Operating lease right-of-use assets obtained in exchange for lease obligations	$8,756	$7,017
Non-cash release of operating lease obligations (1)	$—	$654
(1) During the year ended December 31, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	Year Ended December 31,
	2022	2021
Weighted average lease liability term (in years)	5.10	4.30
Weighted average discount rate	3.82%	3.17%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at December 31, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)
2023	$6,182
2024	5,201
2025	4,201
2026	2,629
2027	1,915
Thereafter	2,860
Total lease payments	22,988
Less: imputed interest	(2,452)
Total lease liabilities	$20,536

At December 31, 2022, we did not have any operating leases that had not yet commenced.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Prepaid Land Lease

We operate one factory within the PRC on which the land is leased from the government as of December 31, 2022. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.

The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this operating lease ROU was $2.2 million at December 31, 2022, and is being amortized on a straight-line basis over the remaining term of approximately 36 years. The buildings located on this land had a net book value of $13.4 million at December 31, 2022 and are being depreciated over a remaining weighted average period of approximately 17 years.

Note 9 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. We expect to renew our credit agreement with U.S. Bank, for an additional two years, prior to its expiration. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2022.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at December 31, 2022 and 2021 were 5.62% and 1.35%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

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

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. As of December 31, 2022, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At December 31, 2022, we had $88.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $3.3 million, $0.9 million and $1.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Note 10 — Income Taxes

In 2022, 2021 and 2020, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Domestic operations	$(69,058)	$(38,024)	$(15,711)
Foreign operations	80,451	54,104	59,616
Total pre-tax income (loss)	$11,393	$16,080	$43,905

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current tax expense:
U.S. federal	$573	$2	$(193)
State and local	73	75	(54)
Foreign	8,523	12,386	6,525
Total current	9,169	12,463	6,278
Deferred tax (benefit) expense:
U.S. federal	230	584	—
State and local	36	90	—
Foreign	1,551	(2,358)	(945)
Total deferred	1,817	(1,684)	(945)
Total provision for income taxes	$10,986	$10,779	$5,333

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Accrued liabilities	$—	$6,483
Accounts receivable	5,657	—
Amortization of intangible assets	5,977	1,412
Capitalized inventory costs	5,060	4,183
Capitalized research & development costs	4,632	—
Depreciation	5,067	4,289
Income tax credits	17,234	17,513
Inventory reserves	2,258	2,621
Net operating losses	3,770	3,512
Operating lease obligations	4,212	4,469
Stock-based compensation	4,288	4,569
Other	—	4,431
Total deferred tax assets	58,155	53,482
Deferred tax liabilities:
Accrued liabilities	(5,273)	—
Accounts receivable	—	(10,919)
Right of use assets	(4,407)	(4,690)
Other	(361)	—
Total deferred tax liabilities	(10,041)	(15,609)
Net deferred tax assets before valuation allowance	48,114	37,873
Less: Valuation allowance	(44,596)	(32,538)
Net deferred tax assets	$3,518	$5,335

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Tax provision at statutory U.S. rate	$2,392	$3,377	$9,220
Increase (decrease) in tax provision resulting from:
Distribution of previously taxed foreign earnings and profits	(16,776)	—	—
Federal research and development credits	(715)	(1,391)	(2,119)
Foreign permanent benefit	(1,620)	(1,137)	(2,842)
Foreign tax rate differential	15,133	(2,647)	(1,595)
Foreign undistributed earnings, net of credits	6,486	6,902	3,319
Liquidation of Cayman subsidiary	—	745	—
Non-deductible items	601	1,198	1,637
Non-territorial income	(2,323)	(2,993)	(2,493)
Provision to return	(435)	(533)	(343)
Sale of Argentina subsidiary	—	2,084	—
Sale of intangible asset	(3,385)	—	—
State and local taxes, net	(2,408)	(1,435)	(1,932)
Stock-based compensation	693	(616)	(266)
Tax rate change	(640)	—	(1,527)
Uncertain tax positions	—	—	(1,565)
Valuation allowance	12,058	4,632	3,109
Withholding tax	2,188	2,333	2,320
Other	(263)	260	410
Tax provision	$10,986	$10,779	$5,333

At December 31, 2022, we had federal and state Research and Development ("R&D") income tax credit carryforwards of approximately $4.2 million and $12.8 million, respectively. The federal R&D income tax credits begin expiring in 2039. The state R&D income tax credits do not have an expiration date.

At December 31, 2022, we had state and local and foreign net operating loss carryforwards of approximately $50.6 million and $0.7 million, respectively. The state and local and foreign net operating loss carryforwards begin to expire in 2023 and 2027, respectively.

At December 31, 2022, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to cumulative operating losses for the three years ended in 2022, we have recorded a full valuation allowance against our U.S. federal and state deferred tax assets of $24.5 million and $20.1 million, respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. The valuation allowance increased by $12.1 million and $4.6 million during the years ended December 31, 2022 and 2021, respectively. We have an overall deferred tax liability for U.S. federal and state jurisdictions due to having indefinite lived deferred tax liabilities that cannot be used as a source of income to offset the deferred tax assets.

Uncertain Tax Positions

At December 31, 2022 and 2021, we had unrecognized tax benefits of approximately $3.2 million and $3.0 million, respectively, including interest and penalties. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were immaterial for the year ended December 31, 2022, 2021, and 2020. Interest and penalties are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Balance at beginning of period	$3,001	$3,020	$4,094
Additions as a result of tax provisions taken during the current year	149	226	274
Foreign currency translation	—	(13)	20
Lapse in statute of limitations	—	—	(51)
Settlements	—	(232)	—
Other	—	—	(1,317)
Balance at end of period	$3,150	$3,001	$3,020

Approximately $3.2 million, $3.0 million and $3.0 million of the total amount of unrecognized tax benefits at December 31, 2022, 2021 and 2020, respectively, if not for the federal and state valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We do not anticipate a decrease in unrecognized tax benefits within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.

We file income tax returns in the U.S. jurisdiction and in various state and foreign jurisdictions. As of December 31, 2022, the open statutes of limitations for our significant tax jurisdictions are as follows: U.S. federal for 2019 through 2021, state and local for 2018 through 2021, and non-U.S. for 2016 through 2021.

Indefinite Reinvestment Assertion

Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential foreign withholding taxes on distributions. For the years ended December 31, 2022, 2021 and 2020, we recorded a deferred tax liability of $0.5 million, $0.9 million and $2.1 million, respectively, relating to state tax and foreign tax withholding liabilities on future distributions.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law. The CARES Act provides economic stimulus and relief to address the impact of the COVID-19 pandemic and includes provisions addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of Social Security taxes. For the years ended December 31, 2022, 2021 and 2020, respectively, the Company's income tax provision was not significantly impacted by the CARES Act. The Company will continue to closely monitor any effects from future legislation.

CHIPS and Science Act of 2022

On August 9, 2022, the CHIPS and Science Act of 2022 ("CHIPS Act") was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States for the qualifying property placed in service after December 31, 2022. As we currently outsource our manufacturing, the CHIPS Act is not expected to have a material impact to our consolidated tax provision for the year ending December 31, 2023.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance and others. The IRA provisions are effective for tax years beginning after December 31, 2023.
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

The components of accrued compensation were as follows:

	December 31,
(In thousands)	2022	2021
Accrued bonus	$3,348	$3,460
Accrued commission	609	1,140
Accrued salary/wages	4,433	6,234
Accrued social insurance (1)	7,037	7,562
Accrued vacation/holiday	3,300	3,343
Other accrued compensation	2,177	2,478
Total accrued compensation	$20,904	$24,217
(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2022 and 2021.
Note 12 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2022	2021
Contract liabilities	$1,134	$390
Duties	470	4,128
Expense associated with fulfilled performance obligations	1,120	991
Freight and handling fees	2,497	3,317
Interest	1,413	287
Operating lease obligations	5,509	4,769
Product warranty claim costs	522	1,095
Professional fees	2,293	4,685
Sales and value added taxes	3,750	5,463
Other	5,426	5,715
Total other accrued liabilities	$24,134	$30,840

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Product Warranties

Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Balance at beginning of period	$1,095	$1,721	$1,514
Accruals for warranties issued during the period	249	2,943	578
Settlements (in cash or in kind) during the period	(819)	(3,522)	(463)
Foreign currency translation gain (loss)	(3)	(47)	92
Balance at end of period	$522	$1,095	$1,721

Litigation

Roku Matters

2018 Lawsuit

On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefor and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's requests for Inter Partes Review ("IPR") (see discussion below). This lawsuit continues to be stayed until such time as the IPR's and all appeals with respect to them have concluded.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

2020 Lawsuit

As a companion case to our ITC complaint, on April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices and sound bars. These matters have been and continue to be stayed pending the ITC case and any appeals.

Inter Partes Reviews

Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple IPR requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request fourteen times and granted Roku's request twelve times. Roku has since filed two IPRs on two of our patents not yet asserted against it, and we are awaiting the PTAB's institution decision with respect to those new IPR requests. Of the twelve IPR requests granted by the PTAB, the results were mixed, with the PTAB upholding the validity of many of our patent claims and invalidating others. We have appealed all but one PTAB decision that resulted in an invalidation of our patent claims and we will continue to do so.

International Trade Commission Investigation Request made by Roku against UEI and certain UEI Customers

On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers' remote control devices and televisions infringe two of Roku's recently acquired patents, the '511 patent and the '875 patent. On May 10, 2021, the ITC announced its decision to institute the requested investigation. Immediately prior to trial Roku stipulated to summary determination as to its complaint against us and two of our customers with respect to one of the two patents at issue. This stipulation resulted in the complaint against us and two of our customers with respect to that patent not going to trial. The trial was thus shortened and ended on January 24, 2022. On June 24, 2022, the ALJ, pursuant to Roku's stipulation, found the '511 patent invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued an ID fully exonerating us and our customers finding the '875 patent invalid and that Roku failed to prove it established the requisite domestic industry and thus no violation of the Tariff Act. In advance of the full Commission's review, Roku and we filed petitions to appeal certain portions of the ID. In addition, the PTAB granted our request for an IPR with respect to the '875 patent. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. In December 2022, Roku filed an appeal, which remains pending. As a companion to its ITC request, Roku also filed a lawsuit against us in Federal District Court in the Central District of California alleging that we are infringing the same two patents they alleged being infringed in the ITC investigation explained above. This District Court case has been stayed pending the ITC case, and will likely continue to be stayed pending the conclusion of the '875 IPR investigation, even after Roku's appeal of the ITC case has concluded.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

On August 1, 2022, the USTR provided the Court with that further explanation and also purported to respond to the significant comments received during the original notice-and-comment process. On September 14, 2022, the lead plaintiff filed its comments to the USTR's August 1, 2022 filing, asserting that the USTR did not adequately respond to the Court's remand order and requested the Court to vacate the List 3 and List 4A tariffs and issue refunds immediately. On February 7, 2023, the Court heard arguments on these issues and we expect the Court to rule on these filings in mid 2023.

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

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2022 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2022, approximately 54 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2022 and 2021 for the India Plan was not material. During the years ended December 31, 2022, 2021 and 2020, the net periodic benefit costs were also not material.

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

We also repurchase shares of our issued and outstanding common stock to satisfy the cost of stock option exercises and/or income tax withholding obligations relating to the stock-based compensation of our employees and directors.

Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Open market shares repurchased	300	1,151	325
Stock-based compensation related shares repurchased	134	92	119
Total shares repurchased	434	1,243	444

Cost of open market shares repurchased	$9,437	$54,868	$11,851
Cost of stock-based compensation related shares repurchased	3,598	4,796	5,827
Total cost of shares repurchased	$13,035	$59,664	$17,678

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

Note 15 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of sales	$155	$156	$182
Research and development expenses	1,342	1,253	1,099
Selling, general and administrative expenses:
Employees	7,257	6,997	6,257
Outside directors	1,259	1,563	1,584
Total employee and director stock-based compensation expense	$10,013	$9,969	$9,122

Income tax benefit	$1,660	$1,718	$1,594

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Stock Options

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2022	2021	2020
Weighted average fair value of grants	$14.51	$23.97	$17.70
Risk-free interest rate	1.93%	0.41%	1.44%
Expected volatility	49.35%	48.49%	43.95%
Expected life in years	4.73	4.62	4.59

Stock option activity was as follows:

	2022				2021				2020
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	800	$45.55			774	$43.01			745	$41.73
Granted	139	33.42			80	59.43			109	46.17
Exercised	(80)	19.25		$292	(54)	30.04		$931	(80)	35.28		$1,334
Forfeited/canceled/expired	(77)	64.81			—	—			—	—
Outstanding at end of the year (1)	782	$44.16	3.45	$—	800	$45.55	3.15	$3,780	774	$43.01	3.71	$9,228
Vested and expected to vest at the end of the year (1)	782	$44.16	3.45	$—	800	$45.55	3.15	$3,780	774	$43.01	3.71	$9,228
Exercisable at the end of the year (1)	600	$45.77	2.61	$—	656	$44.08	2.58	$3,608	582	$43.90	2.98	$6,887
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2022, 2021 and 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2022, 2021 and 2020. This amount will change based on the fair market value of our stock.

The value of shares withheld in lieu of receiving cash from option exercises in the years ended December 31, 2022, 2021 and 2020 was $1.5 million, $0.6 million and $2.8 million, respectively. Cash received from option exercises for the year ended December 31, 2021 was $1.0 million. There was no cash received from option exercises for the years ended December 31, 2022 and 2020. The actual tax benefit realized from option exercises was $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Significant option groups outstanding at December 31, 2022 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000's)	Weighted-Average Exercise Price
$26.64 to $34.55	290	4.80	$30.12	150	$27.07
$44.95 to $46.17	207	3.60	45.59	198	45.56
$51.38 to $62.70	285	2.28	57.39	252	57.12
	782	3.45	$44.16	600	$45.77

As of December 31, 2022, we expect to recognize $2.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

On February 9, 2023, certain executive employees were granted stock options to acquire, in the aggregate, up to 235,455 shares of our common stock, in connection with the 2022 annual review cycle. The options were granted as part of the executive compensation program and are subject to a three-year vesting period (33.33% on February 9, 2024 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $2.6 million.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	2022		2021		2020
	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	310	$44.41	374	$34.53	310	$34.99
Granted	262	31.05	156	56.90	238	36.85
Vested	(191)	41.09	(211)	36.35	(166)	38.28
Forfeited	(5)	43.22	(9)	39.65	(8)	43.44
Non-vested at end of the year	376	$36.82	310	$44.41	374	$34.53

As of December 31, 2022, we expect to recognize $8.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.

In February 2023, certain executives were granted 102,965 restricted stock awards, in the aggregate, in connection with the 2022 annual review cycle. These awards were granted as part of the executive compensation program and are subject to a three-year vesting period (33.33% on February 9, 2024 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $2.6 million.

Stock Incentive Plans

Our active stock-based incentive plans include those adopted in 2010, 2014 and 2018 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our Stock Incentive Plans. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.

The grant price of stock option and restricted stock awards granted under our Stock Incentive Plans is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Our stock options become exercisable in various proportions over a three-year time frame. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a one- to three-year time period.

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2022:

Name	Approval Date	Total Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
2010 Stock Incentive Plan	6/15/2010	1,000,000	—	13,219
2014 Stock Incentive Plan	6/12/2014	1,100,000	—	269,891
2018 Equity and Incentive Compensation Plan (1)	6/4/2018	2,196,344	777,152	875,465
			777,152	1,158,575
(1)The 2018 Equity and Incentive Compensation Plan was amended in June 2021 to add an additional 1,100,000 shares, as approved by our stockholders.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Note 16 — Performance-Based Common Stock Warrants

On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") at a price of $54.55 per share. At December 31, 2022, 275,000 of these warrants were vested and outstanding. All of the warrants expired on January 1, 2023.

The impact to net sales recorded in connection with the warrants and the related income tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reduction (addition) to net sales (1)	$—	$(686)	$686
Income tax benefit	$—	$(171)	$171
(1)     At December 31, 2021, Comcast did not meet the minimum performance obligations to vest in any portion of the warrants associated with the two-year vesting period ended December 31, 2021. As such, all previously recorded expenses associated with this vesting period were reversed.

Note 17 — Other Income (Expense), Net and Loss on Sale of Argentina Subsidiary

Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net gain (loss) on foreign currency exchange contracts (1)	$(1,309)	$2,903	$(310)
Net gain (loss) on foreign currency exchange transactions	218	(4,237)	(1,675)
Other income (expense)	136	777	581
Other income (expense), net	$(955)	$(557)	$(1,404)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives. See Note 19 for further information concerning our foreign currency exchange contracts.

On September 7, 2021, we completed the sale of our subsidiary, One For All Argentina S.R.L, to an unrelated party, recording a loss on sale of $6.1 million. Upon divestiture, the successor entity, OFA Express S.R.L., serves as an authorized distributor of certain of our products in Argentina. OFA Express, S.R.L. is not a related party of the Company.

Note 18 — Earnings Per Share

Earnings per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2022	2021	2020
BASIC
Net income	$407	$5,301	$38,572
Weighted-average common shares outstanding	12,703	13,465	13,893
Basic earnings per share	$0.03	$0.39	$2.78
DILUTED
Net income	$407	$5,301	$38,572
Weighted-average common shares outstanding for basic	12,703	13,465	13,893
Dilutive effect of stock options, restricted stock and common stock warrants	76	277	273
Weighted-average common shares outstanding on a diluted basis	12,779	13,742	14,166
Diluted earnings per share	$0.03	$0.39	$2.72

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stock options	686	412	468
Restricted stock awards	242	65	14
Performance-based warrants	275	206	275

Note 19 — Derivatives

The following table sets forth the total net fair value of derivatives:

	December 31, 2022				December 31, 2021
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$100	$—	$100	$—	$(92)	$—	$(92)

We held foreign currency exchange contracts which resulted in a net pre-tax loss of $1.3 million, a net pre-tax gain of $2.9 million, and a net pre-tax loss of $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 17 for further information concerning our foreign currency exchange contracts.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2022	USD/Euro	USD	$26.0	1.0529	$(428)	January 6, 2023
December 31, 2022	USD/Chinese Yuan Renminbi	CNY	$31.0	7.0358	$528	January 6, 2023
December 31, 2021	USD/Chinese Yuan Renminbi	CNY	$19.0	6.3777	$38	January 7, 2022
December 31, 2021	USD/Euro	USD	$31.0	1.1336	$(130)	January 7, 2022
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 20 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $1.2 million, $1.1 million and $1.2 million of expense for company contributions for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 21 — Business Combinations

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

Our consolidated income statement for the year ended December 31, 2022 includes net sales of $2.1 million and net income of $145 thousand, attributable to Qterics for the period commencing on February 17, 2022.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Management's purchase price allocation as of December 31, 2022 was the following:

(In thousands)	Estimated Lives	Fair Value
Accounts receivable		$787
Property, plant and equipment	5 years	3
Customer relationships	6 years	1,340
Developed technology	6 years	440
Trade names	6 years	50
Goodwill		713
Operating lease ROU assets	3 years	149
Other assets		2
Other accrued liabilities		(6)
Short-term operating lease obligation		(48)
Deferred revenue		(1,539)
Long-term operating lease obligation		(101)
Long-term deferred revenue		(851)
Cash paid		$939

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

Pro Forma Results (unaudited)

The unaudited pro forma financial information of combined results of our operations and the operations of Qterics as if the transaction had occurred on January 1, 2021, is immaterially different from the net sales, net income and income per share amounts reported in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 8, 2023 expressed an unqualified opinion on those financial statements.

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
March 8, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Code of Conduct. We have adopted a code of conduct that applies to all of our employees, including without limitation our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is included as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 14, 2004 (File No. 0-21044). The Code of Conduct is also available on our website, www.uei.com under the caption "Governance" and then "Committee composition, documents and confidential" on the Investor page. We will post on our website information regarding any amendment to, or waiver from, any provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer.

Information required by Items 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2022:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	782,325	$44.16	777,152
Equity compensation plans not approved by security holders	—	—	—
Total	782,325	$44.16	777,152

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
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

*10.5
Form of Indemnification Agreements, dated as of January 2, 2007 between the Company and each director and certain officers of the Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (File No. 0-21044))

10.6
Security Agreement dated November 1, 2010 from Universal Electronics Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011 (File No. 0-21044))

*10.7
Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 30, 2010 (File No. 0-21044))

*10.8
Form of Option Agreement used in connection with the Universal Electronics Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 5, 2011 (File No. 333-175345))

*10.9
Form of Second Amendment to Executive Officer Employment Agreement dated February 29, 2008 by and between Universal Electronics Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013 (File No. 0-21044))

Exhibit Number	Document Description

*10.10	Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.11
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

10.12
Second Amended and Restated Credit Agreement dated October 27, 2017 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No. 0-21044))

10.13
First Amendment to Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated in reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.14
Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on September 26, 2018 (File No. 333-227594))

10.15
Form of Restricted Stock Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044)

10.16
Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.17
Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2018 filed on January 3, 2019 (File No. 0-21044))

10.18
Third Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.19
Fourth Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.20
First Amendment to Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 5, 2021 (File No. 333-258488))

10.21	Fifth Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.22
Termination of Pledge Agreement dated October 25, 2021 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.23
Continuing Guaranty dated October 25, 2021 between Universal Electronics BV and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

14.1	Code of Conduct (filed herewith)

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

Exhibit Number	Document Description

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 8, 2023
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 8, 2023

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 8, 2023

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 8, 2023

Sue Ann R. Hamilton Director	/s/ Sue Ann R. Hamilton	March 8, 2023

William C. Mulligan Director	/s/ William C. Mulligan	March 8, 2023

Romulo C. Pontual Director	/s/ Romulo C. Pontual	March 8, 2023

Carl E. Vogel Director	/s/ Carl E. Vogel	March 8, 2023

Edward K. Zinser Director	/s/ Edward K. Zinser	March 8, 2023