Form 10-Q
period 2023-03-31
UNIVERSAL ELECTRONICS INC
filed 2023-05-09
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(480) 530-3000
(Registrant's telephone number, including area code)
_____________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	UEIC	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,857,436 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 5, 2023.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
    UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$56,906	$66,740
Accounts receivable, net	106,371	112,346
Contract assets	7,021	7,996
Inventories	122,688	140,181
Prepaid expenses and other current assets	6,859	6,647
Income tax receivable	2,525	4,130
Total current assets	302,370	338,040
Property, plant and equipment, net	61,791	62,791
Goodwill	—	49,085
Intangible assets, net	24,969	24,470
Operating lease right-of-use assets	20,236	21,599
Deferred income taxes	5,636	6,242
Other assets	1,965	1,936
Total assets	$416,967	$504,163
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,766	$71,373
Line of credit	85,000	88,000
Accrued compensation	20,268	20,904
Accrued sales discounts, rebates and royalties	4,400	6,477
Accrued income taxes	3,766	5,585
Other accrued liabilities	23,607	24,134
Total current liabilities	187,807	216,473
Long-term liabilities:
Operating lease obligations	13,983	15,027
Deferred income taxes	2,636	2,724
Income tax payable	723	723
Other long-term liabilities	779	810
Total liabilities	205,928	235,757
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,196,612 and 24,999,951 shares issued on March 31, 2023 and December 31, 2022, respectively	252	250
Paid-in capital	329,729	326,839
Treasury stock, at cost, 12,348,491 and 12,295,305 shares on March 31, 2023 and December 31, 2022, respectively	(369,006)	(368,194)
Accumulated other comprehensive income (loss)	(19,271)	(21,187)
Retained earnings	269,335	330,698
Total stockholders' equity	211,039	268,406
Total liabilities and stockholders' equity	$416,967	$504,163

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$108,377	$132,410
Cost of sales	83,684	96,142
Gross profit	24,693	36,268
Research and development expenses	8,360	7,806
Selling, general and administrative expenses	26,782	29,023
Goodwill impairment	49,075	—
Operating income (loss)	(59,524)	(561)
Interest income (expense), net	(975)	(296)
Other income (expense), net	(214)	360
Income (loss) before provision for income taxes	(60,713)	(497)
Provision for income taxes	650	2,413
Net income (loss)	$(61,363)	$(2,910)

Earnings (loss) per share:
Basic	$(4.81)	$(0.23)
Diluted	$(4.81)	$(0.23)
Shares used in computing earnings (loss) per share:
Basic	12,749	12,812
Diluted	12,749	12,812
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(61,363)	$(2,910)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,916	1,849
Comprehensive income (loss)	$(59,447)	$(1,061)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three months ended March 31, 2023:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	25,000	$250	(12,295)	$(368,194)	$326,839	$(21,187)	$330,698	$268,406
Net loss							(61,363)	(61,363)
Currency translation adjustment						1,916		1,916
Shares issued for employee benefit plan and compensation	189	2			350			352
Purchase of treasury shares			(53)	(812)				(812)
Shares issued to directors	8				—			—
Employee and director stock-based compensation					2,540			2,540
Balance at March 31, 2023	25,197	252	(12,348)	(369,006)	329,729	(19,271)	269,335	211,039

The following summarizes the changes in total equity for the three months ended March 31, 2022:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	24,679	$247	(11,861)	$(355,159)	$314,094	$(13,524)	$330,291	$275,949
Net loss							(2,910)	(2,910)
Currency translation adjustment						1,849		1,849
Shares issued for employee benefit plan and compensation	145	1			323			324
Purchase of treasury shares			(225)	(7,354)				(7,354)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,499			2,499
Balance at March 31, 2022	24,831	248	(12,086)	(362,513)	316,916	(11,675)	327,381	270,357
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(61,363)	$(2,910)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	5,692	6,045
Provision for credit losses	1	(204)
Deferred income taxes	701	269
Shares issued for employee benefit plan	352	324
Employee and director stock-based compensation	2,540	2,499
Impairment of goodwill	49,075	—
Impairment of long-term assets	49	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	7,723	(5,087)
Inventories	18,056	(4,599)
Prepaid expenses and other assets	1,408	(1,464)
Accounts payable and accrued liabilities	(26,051)	(13,174)
Accrued income taxes	(208)	332
Net cash provided by (used for) operating activities	(2,025)	(17,969)
Cash flows from investing activities:
Purchase of term deposit	—	(7,487)
Acquisition of net assets of Qterics, Inc.	—	(939)
Acquisitions of property, plant and equipment	(3,261)	(1,785)
Acquisitions of intangible assets	(1,570)	(1,410)
Net cash provided by (used for) investing activities	(4,831)	(11,621)
Cash flows from financing activities:
Borrowings under line of credit	14,000	42,000
Repayments on line of credit	(17,000)	(13,000)
Treasury stock purchased	(812)	(7,354)
Net cash provided by (used for) financing activities	(3,812)	21,646
Effect of foreign currency exchange rates on cash and cash equivalents	834	759
Net increase (decrease) in cash and cash equivalents	(9,834)	(7,185)
Cash and cash equivalents at beginning of period	66,740	60,813
Cash and cash equivalents at end of period	$56,906	$53,628

Supplemental cash flow information:
Income taxes paid	$2,065	$1,375
Interest paid	$1,413	$302
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2022.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition; allowance for credit losses; inventory valuation; impairment of long-lived assets, intangible assets and goodwill; business combinations; income taxes and related valuation allowances and stock-based compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.

Summary of Significant Accounting Policies

See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a summary of our significant accounting policies.

Recently Adopted Accounting Pronouncements

None.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Note 2 — Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2023	December 31, 2022
North America	$7,244	$6,825
People's Republic of China ("PRC")	13,981	15,633
Asia (excluding the PRC)	14,892	18,850
Europe	9,363	13,042
South America	11,426	12,390
Total cash and cash equivalents	$56,906	$66,740

On January 25, 2022, we entered into an $8.6 million, one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earned interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. As of December 31, 2022, all of this term deposit was redeemed.

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Goods and services transferred at a point in time	$86,681	$109,086
Goods and services transferred over time	21,696	23,324
Net sales	$108,377	$132,410

Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
United States	$33,429	$43,827
Asia (excluding PRC)	27,100	33,064
Europe	24,026	22,660
People's Republic of China	12,128	19,292
Latin America	6,948	6,488
Other	4,746	7,079
Total net sales	$108,377	$132,410

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2023		2022
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$14,720	13.6%	$19,884	15.0%
Daikin Industries Ltd.	$19,667	18.1%	$17,141	12.9%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Trade receivables, gross	$101,280	$108,030
Allowance for credit losses	(780)	(957)
Allowance for sales returns	(343)	(618)
Trade receivables, net	100,157	106,455
Other (1)	6,214	5,891
Accounts receivable, net	$106,371	$112,346
(1)Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$957	$1,285
Additions (reductions) to costs and expenses	1	(204)
Write-offs/Foreign exchange effects	(178)	(18)
Balance at end of period	$780	$1,063

Trade receivables associated with these significant customers that totaled more than 10% of our accounts receivable, net were as follows:

	March 31, 2023		December 31, 2022
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)		% of Accounts Receivable, Net
Comcast Corporation	$14,668	13.8%	$15,367		13.7%
Daikin Industries Ltd.	$10,655	10.0%	$—	(1)	—%	(1)

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories and Significant Supplier

Inventories were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Raw materials	$48,006	$58,759
Components	22,054	25,226
Work in process	3,755	2,616
Finished goods	48,873	53,580
Inventories	$122,688	$140,181

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended March 31,
	2023				2022
	$ (thousands)		% of Total Inventory Purchases		$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$—	(1)	—%	(1)	$7,552	10.4%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
There were no purchases from suppliers that totaled more than 10% of our total accounts payable at March 31, 2023 and December 31, 2022.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	March 31, 2023	December 31, 2022
United States	$16,252	$16,427
People's Republic of China	41,121	42,893
Mexico	14,012	14,402
Vietnam	6,969	6,923
All other countries	3,673	3,745
Total long-lived tangible assets	$82,027	$84,390

Property, plant, and equipment are shown net of accumulated depreciation of $171.8 million and $170.5 million at March 31, 2023 and December 31, 2022, respectively.

Depreciation expense was $4.6 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Note 6 — Goodwill and Intangible Assets, Net

Goodwill

During the three months ended March 31, 2023, a decline in our financial performance, overall negative trend in the video service provider channel and an uncertain economic environment, contributed to a significant decline in our market capitalization. We considered this to be an impairment trigger. We, therefore, performed a quantitative valuation analysis under an income approach to estimate our reporting unit's fair value. The income approach used projections of estimated operating results and cash flows that were discounted using a discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect our best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation and amortization. In addition to our valuation analysis under an income approach, we also considered the implied control premium compared to our market capitalization.

We determined that the implied control premium over our market capitalization to be substantial, therefore, we recorded an impairment charge of $49.1 million during the three months ended March 31, 2023.

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2022	$49,085
Goodwill impairment	(49,075)
Foreign exchange effects	(10)
Balance at March 31, 2023	$—

Intangible Assets, Net

The components of intangible assets, net were as follows:

	March 31, 2023			December 31, 2022
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs (2 years)	$1,818	$(51)	$1,767	$1,647	$(44)	$1,603
Customer relationships (10-15 years)	6,340	(3,260)	3,080	6,340	(3,080)	3,260
Developed and core technology (5-15 years)	4,520	(3,784)	736	4,520	(3,693)	827
Distribution rights (10 years)	312	(292)	20	308	(281)	27
Patents (10 years)	30,497	(11,271)	19,226	29,388	(10,790)	18,598
Trademarks and trade names (10 years)	450	(310)	140	450	(295)	155
Total intangible assets, net	$43,937	$(18,968)	$24,969	$42,653	$(18,183)	$24,470

(1)This table excludes the gross value of fully amortized intangible assets totaling $44.0 million and $43.7 million at March 31, 2023 and December 31, 2022, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Cost of sales	$8	$12
Selling, general and administrative expenses	1,057	921
Total amortization expense	$1,065	$933

Estimated future annual amortization expense related to our intangible assets at March 31, 2023, was as follows:

(In thousands)
2023 (remaining 9 months)	$3,667
2024	4,720
2025	4,035
2026	3,339
2027	2,740
Thereafter	6,468
Total	$24,969

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2023, our operating leases had remaining lease terms of up to 38 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$20,236	$21,599
Liabilities:
Other accrued liabilities	$5,222	$5,509
Long-term operating lease obligations	13,983	15,027
Total lease liabilities	$19,205	$20,536

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows, and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Cost of sales	$792	$635
Selling, general and administrative expenses	1,076	1,108
Total operating lease expense	$1,868	$1,743
Operating cash outflows from operating leases	$1,831	$1,679
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$2,959

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	March 31, 2023	December 31, 2022
Weighted average lease liability term (in years)	5.0	5.1
Weighted average discount rate	3.87%	3.82%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at March 31, 2023. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	March 31, 2023
2023 (remaining 9 months)	$4,620
2024	5,223
2025	4,216
2026	2,633
2027	1,918
Thereafter	2,879
Total lease payments	21,489
Less: imputed interest	(2,284)
Total lease liabilities	$19,205

At March 31, 2023, we had one operating lease with a three-year term that had not yet commenced. The total initial lease liability, which is immaterial to the balance sheet, is not reflected within the above maturity schedule.

Note 8 — Line of Credit

Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2023 and December 31, 2022.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

At March 31, 2023, under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on LIBOR plus an applicable margin (varying from 1.25% to 1.75%) or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.50%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Credit Agreement. The interest rates in effect at March 31, 2023 and December 31, 2022 were 6.10% and 5.62%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. At March 31, 2023, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At March 31, 2023 and December 31, 2022, we had $85.0 million and $88.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $1.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.

On May 3, 2023, we executed an amendment to our Second Amended Credit Agreement, which extends the term to April 30, 2024. Under the amended agreement, we may elect to pay interest on the Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin (varying from 2.00% to 2.75%), or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.75%). From May 3, 2023 to March 31, 2024 (unless we elect to terminate earlier), our fixed charge coverage ratio and cash flow leverage ratio-based covenants are temporarily replaced with EBITDA-based covenants. Additionally, from May 3, 2023 to March 31, 2024 (unless we elect to terminate the temporary covenant provision earlier) the applicable margins are fixed at 2.75% and 0.75% for SOFR and base rate borrowing, respectively.

Note 9 — Income Taxes

We recorded income tax expense of $0.7 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. The difference in income tax recorded for the three months ended March 31, 2023 and 2022 is primarily due to the mix of pre‐tax income among jurisdictions, including losses not benefited as a result of a valuation allowance and a discrete benefit related to the impairment of goodwill. In addition, China received the high technology exemption during the three months ended March 31, 2023, which reduced the deferred tax assets to the new rate.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2023 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on global intangible low-taxed income. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.

At December 31, 2022, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2022, we had a three-year cumulative operating loss for our U.S. operations and, accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended March 31, 2023, there was no change to our valuation allowance position.

At March 31, 2023, we had gross unrecognized tax benefits of $3.2 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at March 31, 2023 and December 31, 2022 and are included in the unrecognized tax benefits.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Accrued bonus	$1,770	$3,348
Accrued commission	159	609
Accrued salary/wages	4,858	4,433
Accrued social insurance (1)	7,093	7,037
Accrued vacation/holiday	3,897	3,300
Other accrued compensation	2,491	2,177
Total accrued compensation	$20,268	$20,904

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2023 and December 31, 2022.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Contract liabilities	$1,935	$1,134
Duties	479	470
Expense associated with fulfilled performance obligations	1,429	1,120
Freight and handling fees	2,043	2,497
Interest	1,417	1,413
Operating lease obligations	5,222	5,509
Product warranty claims costs	522	522
Professional fees	2,385	2,293
Sales and value added taxes	3,135	3,750
Other	5,040	5,426
Total other accrued liabilities	$23,607	$24,134

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$522	$1,095
Accruals for warranties issued during the period	—	221
Settlements (in cash or in kind) during the period	—	(331)
Foreign currency translation gain (loss)	—	—
Balance at end of period	$522	$985

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
On August 1, 2022, the USTR provided the Court with that further explanation and also purported to respond to the significant comments received during the original notice-and-comment process. On September 14, 2022, the lead plaintiff filed its comments to the USTR's August 1, 2022 filing, asserting that the USTR did not adequately respond to the Court's remand order and requested the Court to vacate the List 3 and List 4A tariffs and issue refunds immediately. On March 17, 2023, the CIT sustained the List 3 and List 4 tariffs, concluding that USTR’s rationale in support of the tariffs was not impermissibly post hoc. The court also concluded that USTR adequately explained its reliance on presidential direction and adequately responded to significant comments regarding the harm to the US economy, efficacy of the tariffs, and alternatives to the tariffs. We expect lead plaintiffs to appeal this decision.

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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. Our share repurchase programs typically utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans. We do not currently have any approved repurchase programs in progress.

We also repurchase shares of our issued and outstanding common stock to satisfy the cost of stock option exercises and/or income tax withholding obligations relating to the stock-based compensation of our employees and directors.
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Open market shares repurchased	—	175
Stock-based compensation related shares repurchased	53	50
Total shares repurchased	53	225

Cost of open market shares repurchased	$—	$5,721
Cost of stock-based compensation related shares repurchased	812	1,633
Total cost of shares repurchased	$812	$7,354

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cost of sales	$36	$39
Research and development expenses	283	333
Selling, general and administrative expenses:
Employees	2,006	1,727
Outside directors	215	400
Total employee and director stock-based compensation expense	$2,540	$2,499
Income tax benefit	$271	$428

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	782	$44.16
Granted	236	24.77
Exercised	—	—		$—
Forfeited/canceled/expired	(93)	51.39
Outstanding at March 31, 2023 (1)	925	$38.49	4.48	$—
Vested and expected to vest at March 31, 2023 (1)	925	$38.49	4.48	$—
Exercisable at March 31, 2023 (1)	565	$44.27	3.10	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2023. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended March 31,
	2023	2022
Weighted average fair value of grants	$10.83	$14.87
Risk-free interest rate	3.86%	1.78%
Expected volatility	45.89%	49.42%
Expected life in years	4.70	4.65

As of March 31, 2023, we expect to recognize $4.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.3 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	$376	$36.82
Granted	103	24.77
Vested	(162)	37.01
Forfeited	(2)	37.97
Non-vested at March 31, 2023	$315	$32.77

As of March 31, 2023, we expect to recognize $9.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.9 years.

Note 15 — Performance-Based Common Stock Warrants

On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation ("Comcast") at a price of $54.55 per share. On January 1, 2023, all 275,000 of the vested and outstanding warrants expired unexercised.

Note 16 — Other Income (Expense)

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net gain (loss) on foreign currency exchange contracts (1)	$(194)	$915
Net gain (loss) on foreign currency exchange transactions	(238)	(578)
Other income (expense)	218	23
Other income (expense), net	$(214)	$360

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2023	2022
BASIC
Net income (loss)	$(61,363)	$(2,910)
Weighted-average common shares outstanding	12,749	12,812
Basic earnings (loss) per share	$(4.81)	$(0.23)

DILUTED
Net income (loss)	$(61,363)	$(2,910)
Weighted-average common shares outstanding for basic	12,749	12,812
Dilutive effect of stock options, restricted stock and common stock warrants	—	—
Weighted-average common shares outstanding on a diluted basis	12,749	12,812
Diluted earnings (loss) per share	$(4.81)	$(0.23)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2023	2022
Stock options	825	828
Restricted stock awards	369	356
Common stock warrants	—	275

Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	March 31, 2023				December 31, 2022
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$19	$—	$19	$—	$100	$—	$100

We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.2 million and pre-tax gain of $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2023	USD/Chinese Yuan Renminbi	CNY	$39.0	6.8553	$(76)	April 14, 2023
March 31, 2023	USD/Euro	USD	$20.0	1.0914	$95	April 14, 2023
December 31, 2022	USD/Euro	USD	$26.0	1.0529	$(428)	January 6, 2023
December 31, 2022	USD/Chinese Yuan Renminbi	CNY	$31.0	7.0358	$528	January 6, 2023
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

Our consolidated income statement for the three months ended March 31, 2023 includes net sales of $0.5 million and a net loss of $3.0 thousand attributable to Qterics. Our consolidated income statement for the three months ended March 31, 2022 includes net sales of $0.3 million and net income of $0.1 million attributable to Qterics for the period commencing on February 17, 2022.
In accordance with the terms of the APA, the initial purchase price was subject to adjustment for differences between the initial estimated working capital balances and the final adjusted balances. This calculation was completed at March 31, 2022.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
Management's purchase price allocation was as follows:

(In thousands)	Estimated Lives	Preliminary Fair Value
Accounts receivable		$787
Property, plant and equipment	5 years	3
Customer relationships	6 years	1,340
Developed technology	6 years	440
Trade names	6 years	50
Goodwill (1)		713
Operating lease ROU assets	3 years	149
Other assets		2
Other accrued liabilities		(6)
Short-term operating lease obligation		(48)
Deferred revenue		(1,539)
Long-term operating lease obligation		(101)
Long-term deferred revenue		(851)
Cash paid		$939

(1)Our consolidated goodwill balance was impaired during the three months ended March 31, 2023. Please see Note 6 for further information.

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

Pro Forma Results (unaudited)

The unaudited pro forma financial information of combined results of our operations and the operations of Qterics as if the transaction had occurred on January 1, 2021, is immaterially different from the net sales, net income (loss) and income (loss) per share amounts reported in the Consolidated Statements of Operations for the three months ended March 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Cautionary Statement

All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the future effects on our business of the coronavirus pandemic ("COVID-19"); supply chain issues; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; continued availability of cash through borrowing under our revolving line of credit; the effects of natural or other events beyond our control, including the effects of political unrest, war (including the conflict between Russia and Ukraine) or terrorist activities may have on us or the economy; the economic environment's including increases in interest rates and recessionary effects on us or our customers; the effects of doing business internationally; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K"), Part II, Item 1A of this report, and other factors we describe from time to time in our periodic filings with the SEC.

Overview

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control and home appliance markets. Our product and technology offerings include:

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

To recap our results for the three months ended March 31, 2023:

•Net sales decreased 18.2% to $108.4 million for the three months ended March 31, 2023 from $132.4 million for the three months ended March 31, 2022.
•Our gross margin percentage decreased to 22.8% for the three months ended March 31, 2023 from 27.4% for the three months ended March 31, 2022.
•Operating expenses, as a percentage of net sales, increased to 77.7% for the three months ended March 31, 2023 from 27.8% for the three months ended March 31, 2022.
•Our operating loss was $59.5 million for the three months ended March 31, 2023 compared to an operating loss of $0.6 million for the three months ended March 31, 2022. Our operating loss percentage increased to 54.9% for the three months ended March 31, 2023 from 0.4% for the three months ended March 31, 2022.
•Income tax expense decreased to $0.7 million for the three months ended March 31, 2023 from $2.4 million for the three months ended March 31, 2022.

Our strategic business objectives for 2023 include the following:

•increase new product development efforts in high-growth HVAC OEM channel to grow our market penetration with existing customers and acquire new customers with the goal of achieving market share leadership in climate control channel within two years;
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

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions, in particular reduced consumer spending. Inflation has increased our component and logistics costs. While we have been able to increase sales prices on certain products, there may be a delay in our ability to increase prices and we may not be able to fully offset the impact of increased material costs which would negatively impact our gross profit. Our cost of labor, materials and borrowing may continue to increase, which would negatively impact our financial results. In addition, we expect recessionary pressures in the global economy will ultimately negatively impact our sales demand.

We have also been negatively impacted by supply chain difficulties including obtaining ICs and other long-lead time components. While we have seen improvement in this area during the first quarter 2023 this may continue to affect us in 2023. We continue to take production and inventory control steps as required to mitigate the effects caused by these shortages including advanced purchasing of long-lead time components; however, we cannot guarantee that these steps will continue to allow us to meet our short-term IC and other component parts needs. As such, these supply constraints may continue to cause difficulty and delays in our ability to fulfill customer orders and may at times result in increased logistics costs.

Goodwill and Long-Lived Assets Impairment Trigger

Goodwill
During the three months ended March 31, 2023, a decline in our financial performance, overall negative trend in the video service provider channel and an uncertain economic environment, contributed to a significant decline in our market capitalization. We considered this to be an impairment trigger. We, therefore, performed a quantitative valuation analysis indicating a significant implied control premium over our market capitalization. As a result of the substantial implied control premium, we recorded an impairment charge of $49.1 million during the three months ended March 31, 2023.

Long-Lived Assets
During the three months ended March 31, 2023, market conditions deteriorated and our stock price declined significantly, which we considered to be a trigger of potential impairment for our long-lived asset group. As such, we performed a recoverability test using non-discounted forecasted cash flows, which resulted in total cash flows in excess of the carrying value of the asset group by approximately 11% to 57%. This test indicated no current recoverability issues.

In addition, certain future events and circumstances, including adverse changes in general business and economic conditions in the United States and worldwide and changes in consumer behavior could result in changes to our assumptions and judgments used in the impairment tests. A downward revision of these assumptions could cause the total undiscounted cash flows of the long-lived asset group to fall below its respective carrying values and a non-cash impairment charge would be required. Such a charge may have a material effect on the consolidated financial statements.

Manufacturing Footprint

We are currently in the process of opening a new factory in Vietnam and expect it to commence manufacturing operations in the second quarter 2023. We have incurred startup costs in the first quarter 2023 which we expect will continue into the second quarter 2023. We are currently evaluating our global manufacturing footprint with the expectation that if our Vietnam factory is successful and operating efficiently, we will subsequently reduce our manufacturing capacity, most likely, by shutting down an existing facility in China. If this were to occur, we would record an impairment charge and severance expense in amounts that are not presently calculable; however, such amounts could be material. We are analyzing other various scenarios, including potentially downsizing our factory in Monterrey, Mexico in the second half of 2024.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. With the exception of the following policies, we do not believe that there have been any significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2022 Form 10-K.

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

We perform our annual impairment test, and any required interim tests, using the optional qualitative assessment, weighing the relative impact of factors that are specific to our single reporting unit including our market capitalization compared to control premiums, as well as industry and macroeconomic factors. Based on the qualitative assessment performed, we consider the aggregation of the relevant factors, and conclude whether it is more likely than not that the fair value of our single reporting unit is less than the carrying value. If we conclude that it is more likely than not that the fair value of our single reporting unit is less than the carrying value, or if we decide not to elect the qualitative assessment, we perform a quantitative impairment test, using cash flow projections, discounted by our weighted-average cost of capital.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. In addition, we make certain judgments and assumptions in determining our reporting unit. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Long-Lived and Intangible Assets Impairment

We assess the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which may trigger an impairment review may include the following, but are not limited to: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner or use of the assets or strategy for the overall business; (3) significant negative industry or economic trends; or (4) a significant decline in our stock price for a sustained period.

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

Determining the recoverability of long-lived or intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and the future market value of our asset group. In addition, we make certain judgments and assumptions in determining our asset group. We base our recoverability estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	77.2	72.6
Gross profit	22.8	27.4
Research and development expenses	7.7	5.9
Selling, general and administrative expenses	24.7	21.9
Goodwill impairment	45.3	—
Operating income (loss)	(54.9)	(0.4)
Interest income (expense), net	(0.9)	(0.2)
Other income (expense), net	(0.2)	0.3
Income (loss) before provision for income taxes	(56.0)	(0.3)
Provision for income taxes	0.6	1.8
Net income (loss)	(56.6)%	(2.1)%

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
Net sales. Net sales for the three months ended March 31, 2023 were $108.4 million compared to $132.4 million for the three months ended March 31, 2022. Sales in our video service provider and consumer electronics channels were lower than in the prior year period primarily due to lower customer demand.

Gross profit. Gross profit for the three months ended March 31, 2023 was $24.7 million compared to $36.3 million for the three months ended March 31, 2022. Gross profit as a percentage of sales decreased to 22.8% for the three months ended March 31, 2023 from 27.4% for the three months ended March 31, 2022. Gross profit as a percentage of sales was impacted by lower demand, resulting in fewer production units and, in turn, manufacturing inefficiencies including a significant amount of unabsorbed overhead. We also incurred start-up costs associated with our Vietnam factory, which is expected to commence manufacturing operations in the second quarter 2023. A decrease in royalty income also affected our gross margin rate as television sales were down versus the comparable period in the prior year.

Research and development ("R&D") expenses. R&D expenses increased to $8.4 million for the three months ended March 31, 2023 from $7.8 million for the three months ended March 31, 2022. The increase in R&D expenses is due to an increase in product development activities as we continue to expand our portfolio of products in climate control, home security and home automation.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $26.8 million for the three months ended March 31, 2023 from $29.0 million for the three months ended March 31, 2022, due to a decrease in outside legal expenses related to a specific legal matter, as well as a decrease in variable expenses.

Goodwill impairment. During the three months ended March 31, 2023, we recorded a non-cash goodwill impairment charge of $49.1 million, due to our market capitalization being significantly less than the carrying value of our equity.

Interest income (expense), net. Interest expense, net increased to $1.0 million for the three months ended March 31, 2023 from $0.3 million for the three months ended March 31, 2022, as a result of a higher average loan balance and a higher interest rate.

Other income (expense), net. Other expense, net was $0.2 million for the three months ended March 31, 2023, due to net foreign currency losses partially offset by fixed asset sales, compared to other income, net of $0.4 million for the three months ended March 31, 2022, due to net foreign currency gains.

Provision for income taxes. Income tax expense was $0.7 million for the three months ended March 31, 2023, relative to a pre-tax loss of $60.7 million, compared to income tax expense of $2.4 million for the three months ended March 31, 2022, relative to a pre-tax loss of $0.5 million. Consistent with 2022, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2023. In addition, in the first quarter 2023, we received the high technology exemption approval at our Yangzhou entity in China resulting in a lower tax rate. As a result, the deferred tax assets at our Yangzhou entity were remeasured resulting in an expense. Further, in the first quarter 2023, we also received a discrete benefit related to our goodwill impairment.

Liquidity and Capital Resources

Sources of Cash

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. In addition, we have utilized our revolving line of credit to fund past share repurchases and acquisitions. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures and expenses associated with our long-term factory planning strategy. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays for at least the next twelve months and for the foreseeable future thereafter; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$56,906	$66,740
Available borrowing resources	$40,000	$37,000

Cash, cash equivalents and term deposit – On March 31, 2023, we had $7.2 million, $14.0 million, $14.9 million, $9.4 million and $11.4 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents, and term deposits with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on November 1, 2023. On May 3, 2023, we executed an amendment to extend the term of our Second Amended Credit Agreement to April 30, 2024. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2023. At March 31, 2023, we had an outstanding balance of $85.0 million on our Credit Line and $40.0 million of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Line.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Three Months Ended March 31, 2023	Increase (Decrease)	Three Months Ended March 31, 2022
Cash provided by (used for) operating activities	$(2,025)	$15,944	$(17,969)
Cash provided by (used for) investing activities	(4,831)	6,790	(11,621)
Cash provided by (used for) financing activities	(3,812)	(25,458)	21,646
Effect of foreign currency exchange rates on cash and cash equivalents	834	75	759
Net increase (decrease) in cash and cash equivalents	$(9,834)	$(2,649)	$(7,185)

	March 31, 2023	Increase (Decrease)	December 31, 2022
Cash and cash equivalents	$56,906	$(9,834)	$66,740
Working capital	$114,563	$(7,004)	$121,567

Net cash used for operating activities was $2.0 million during the three months ended March 31, 2023 compared to $18.0 million during the three months ended March 31, 2022. Net loss was $61.4 million for the three months ended March 31, 2023, which includes the impairment of goodwill of $49.1 million, compared to net loss of $2.9 million for the three months ended March 31, 2022. Inventories decreased by $18.1 million during the three months ended March 31, 2023 compared to an increase of $4.6 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, because of lower demand in the video service provider and consumer electronics channels, as well as ample supply of certain items with long lead times, we purchased fewer components and raw materials than in the first quarter 2022. Our inventory turns decreased slightly to 2.7 turns at March 31, 2023 from 2.8 turns at March 31, 2022. Changes in accounts receivable and contract assets resulted in cash inflows of $7.7 million during the three months ended March 31, 2023, largely as a result of a decrease in sales. Changes in accounts receivable and contract assets resulted in cash outflows of $5.1 million during the three months ended March 31, 2022, largely as a result of an increase in days sales outstanding compared to the fourth quarter 2021, offset partially by a decrease in sales. Days sales outstanding were 83 days at March 31, 2023 compared to 88 days at March 31, 2022. Changes in accounts payable and accrued liabilities resulted in cash outflows of $26.1 million during the three months ended March 31, 2023 due primarily to a decrease in inventory purchases. Changes in accounts payable and accrued liabilities resulted in cash outflows of $13.2 million during the three months ended March 31, 2022 due to the timing of inventory purchases and payments.

Net cash used for investing activities during the three months ended March 31, 2023 was $4.8 million, of which $3.2 million and $1.6 million was used for capital expenditures, and the development of patents, respectively. Net cash used for investing activities during the three months ended March 31, 2022 was $11.6 million, of which $7.5 million, $0.9 million, $1.8 million and $1.4 million was used for our term deposit investment, acquisition of Qterics Inc., capital expenditures, and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur expenditures of between $9.0 million and $12.0 million during the remainder of 2023, which includes amounts associated with our factory in Vietnam, which we anticipate commencing operations in the second quarter of 2023.

Net cash used for financing activities was $3.8 million during the three months ended March 31, 2023 compared to net cash provided by financing activities of $21.6 million during the three months ended March 31, 2022. The primary financing activities during the three months ended March 31, 2023 and 2022 were borrowings and repayments on our line of credit and repurchases of shares of our common stock. Net repayments on our line of credit were $3.0 million during the three months ended March 31, 2023 compared to net borrowings on our line of credit of $29.0 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we repurchased 53,186 shares of our common stock at a cost of $0.8 million compared to our repurchase of 224,638 shares at a cost of $7.4 million during the three months ended March 31, 2022.

Future cash flows used for financing activities are affected by our financing needs which are largely dependent on the level of cash provided by or used in operations and the level of cash used in investing activities. Additionally, future repurchases of shares of our common stock related to employee stock compensation programs will impact our cash flows used for financing activities. See Note 13 contained in the "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Line	$85,000	$—	$85,000	$—	$—
Inventory purchases	11,377	11,377	—	—	—
Operating lease obligations	22,949	6,661	9,372	4,036	2,880
Property, plant, and equipment purchases	1,039	1,039	—	—	—
Software license	3,414	105	578	998	1,733
Total material cash commitments	$123,779	$19,182	$94,950	$5,034	$4,613

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. After May 3, 2023, under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on the Secured Overnight Financing Rate ("SOFR") or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.6 million annual impact on net income based on our outstanding Credit Line balance at March 31, 2023.

We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds from the existing Credit Line will continue to be available to us or that other funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.

Foreign Currency Exchange Rate Risk

At March 31, 2023, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen, Korean Won and Vietnamese Dong and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2023, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from March 31, 2023, net income in the second quarter of 2023 would fluctuate by approximately $6.2 million.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2022 Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended March 31, 2023, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	38,037	17.39	—	—
March 1, 2023 - March 31, 2023	15,149	9.94	—	—
Total	53,186	$15.26	—

(1)Of the repurchases in February and March, 38,037 and 15,149 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.1	Sixth Amendment to the Second Amended and Restated Credit Agreement

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	May 9, 2023	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)