Form 10-Q
period 2023-06-30
UNIVERSAL ELECTRONICS INC
filed 2023-08-04
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,908,715 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 1, 2023.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$55,823	$66,740
Accounts receivable, net	104,767	112,346
Contract assets	5,963	7,996
Inventories	105,858	140,181
Prepaid expenses and other current assets	5,731	6,647
Income tax receivable	2,591	4,130
Total current assets	280,733	338,040
Property, plant and equipment, net	58,221	62,791
Goodwill	—	49,085
Intangible assets, net	25,446	24,470
Operating lease right-of-use assets	20,327	21,599
Deferred income taxes	5,487	6,242
Other assets	1,727	1,936
Total assets	$391,941	$504,163
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,860	$71,373
Line of credit	75,000	88,000
Accrued compensation	19,848	20,904
Accrued sales discounts, rebates and royalties	4,763	6,477
Accrued income taxes	2,807	5,585
Other accrued liabilities	23,897	24,134
Total current liabilities	174,175	216,473
Long-term liabilities:
Operating lease obligations	14,222	15,027
Deferred income taxes	2,071	2,724
Income tax payable	723	723
Other long-term liabilities	751	810
Total liabilities	191,942	235,757
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,254,230 and 24,999,951 shares issued on June 30, 2023 and December 31, 2022, respectively	253	250
Paid-in capital	332,259	326,839
Treasury stock, at cost, 12,353,278 and 12,295,305 shares on June 30, 2023 and December 31, 2022, respectively	(369,049)	(368,194)
Accumulated other comprehensive income (loss)	(22,388)	(21,187)
Retained earnings	258,924	330,698
Total stockholders' equity	199,999	268,406
Total liabilities and stockholders' equity	$391,941	$504,163

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$107,391	$139,101	$215,768	$271,511
Cost of sales	82,774	99,730	166,458	195,872
Gross profit	24,617	39,371	49,310	75,639
Research and development expenses	8,484	8,637	16,844	16,443
Selling, general and administrative expenses	25,265	25,237	52,047	54,260
Goodwill impairment	—	—	49,075	—
Operating income (loss)	(9,132)	5,497	(68,656)	4,936
Interest income (expense), net	(1,097)	(183)	(2,072)	(479)
Other income (expense), net	(702)	(694)	(916)	(334)
Income (loss) before provision for (benefit from) income taxes	(10,931)	4,620	(71,644)	4,123
Provision for (benefit from) income taxes	(520)	1,632	130	4,045
Net income (loss)	$(10,411)	$2,988	$(71,774)	$78

Earnings (loss) per share:
Basic	$(0.81)	$0.24	$(5.61)	$0.01
Diluted	$(0.81)	$0.23	$(5.61)	$0.01
Shares used in computing earnings (loss) per share:
Basic	12,860	12,659	12,804	12,736
Diluted	12,860	12,715	12,804	12,847
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(10,411)	$2,988	$(71,774)	$78
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3,117)	(7,313)	(1,201)	(5,464)
Comprehensive income (loss)	$(13,528)	$(4,325)	$(72,975)	$(5,386)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2023:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	25,000	$250	(12,295)	$(368,194)	$326,839	$(21,187)	$330,698	$268,406
Net loss							(61,363)	(61,363)
Currency translation adjustment						1,916		1,916
Shares issued for employee benefit plan and compensation	189	2			350			352
Purchase of treasury shares			(53)	(812)				(812)
Shares issued to directors	8				—			—
Employee and director stock-based compensation					2,540			2,540
Balance at March 31, 2023	25,197	252	(12,348)	(369,006)	329,729	(19,271)	269,335	211,039
Net loss							(10,411)	(10,411)
Currency translation adjustment						(3,117)		(3,117)
Shares issued for employee benefit plan and compensation	50	1			372			373
Purchase of treasury shares			(5)	(43)				(43)
Shares issued to directors	7							—
Employee and director stock-based compensation					2,158			2,158
Balance at June 30, 2023	25,254	$253	(12,353)	$(369,049)	$332,259	$(22,388)	$258,924	$199,999
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2022:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	24,679	$247	(11,861)	$(355,159)	$314,094	$(13,524)	$330,291	$275,949
Net loss							(2,910)	(2,910)
Currency translation adjustment						1,849		1,849
Shares issued for employee benefit plan and compensation	145	1			323			324
Purchase of treasury shares			(225)	(7,354)				(7,354)
Shares issued to directors	7	—			—			—
Employee and director stock-based compensation					2,499			2,499
Balance at March 31, 2022	24,831	248	(12,086)	(362,513)	316,916	(11,675)	327,381	270,357
Net income							2,988	2,988
Currency translation adjustment						(7,313)		(7,313)
Shares issued for employee benefit plan and compensation	23	1			301			302
Purchase of treasury shares			(130)	(3,857)				(3,857)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					2,637			2,637
Balance at June 30, 2022	24,862	249	(12,216)	(366,370)	319,854	(18,988)	330,369	265,114
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(71,774)	$78
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	11,707	12,155
Provision for credit losses	3	(204)
Deferred income taxes	142	1,227
Shares issued for employee benefit plan	725	626
Employee and director stock-based compensation	4,698	5,136
Impairment of goodwill	49,075	—
Impairment of long-term assets	49	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	10,586	(5,195)
Inventories	33,195	(16,287)
Prepaid expenses and other assets	2,615	1,329
Accounts payable and accrued liabilities	(26,542)	(15,001)
Accrued income taxes	(1,224)	(948)
Net cash provided by (used for) operating activities	13,255	(17,084)
Cash flows from investing activities:
Purchase of term deposit	—	(7,487)
Acquisition of net assets of Qterics, Inc.	—	(939)
Acquisitions of property, plant and equipment	(5,807)	(5,482)
Acquisitions of intangible assets	(3,295)	(3,019)
Net cash provided by (used for) investing activities	(9,102)	(16,927)
Cash flows from financing activities:
Borrowings under line of credit	25,000	62,000
Repayments on line of credit	(38,000)	(30,000)
Treasury stock purchased	(855)	(11,211)
Net cash provided by (used for) financing activities	(13,855)	20,789
Effect of foreign currency exchange rates on cash and cash equivalents	(1,215)	(1,461)
Net increase (decrease) in cash and cash equivalents	(10,917)	(14,683)
Cash and cash equivalents at beginning of period	66,740	60,813
Cash and cash equivalents at end of period	$55,823	$46,130

Supplemental cash flow information:
Income taxes paid	$3,956	$3,466
Interest paid	$3,843	$623
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Our results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recently Adopted Accounting Pronouncements

None.

Recent Accounting Updates Not Yet Effective

None.

Note 2 — Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2023	December 31, 2022
North America	$11,594	$6,825
People's Republic of China ("PRC")	3,697	15,633
Asia (excluding the PRC)	14,612	18,850
Europe	14,171	13,042
South America	11,749	12,390
Total cash and cash equivalents	$55,823	$66,740

On January 25, 2022, we entered into an $8.6 million, one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earned interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. As of December 31, 2022, all of this term deposit was redeemed.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Goods and services transferred at a point in time	$79,372	$118,355	$166,053	$227,441
Goods and services transferred over time	28,019	20,746	49,715	44,070
Net sales	$107,391	$139,101	$215,768	$271,511

Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
United States	$33,133	$39,637	$66,562	$83,464
Asia (excluding PRC)	19,302	34,322	46,402	67,386
Europe	22,043	26,364	46,069	49,024
People's Republic of China	17,904	22,616	30,032	41,908
Latin America	9,232	6,906	16,180	13,394
Other	5,777	9,256	10,523	16,335
Total net sales	$107,391	$139,101	$215,768	$271,511

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2023		2022
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	(1)	(1)	$18,723	13.5%
Daikin Industries Ltd.	$13,540	12.6%	$20,875	15.0%
(1)    Net sales associated with this customer did not total more than 10% of our net sales for the indicated period.

	Six Months Ended June 30,
	2023		2022
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	$24,416	11.3%	$38,607	14.2%
Daikin Industries Ltd.	$33,207	15.4%	$38,016	14.0%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Trade receivables, gross	$99,706	$108,030
Allowance for credit losses	(764)	(957)
Allowance for sales returns	(426)	(618)
Trade receivables, net	98,516	106,455
Other (1)	6,251	5,891
Accounts receivable, net	$104,767	$112,346
(1)Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$957	$1,285
Additions (reductions) to costs and expenses	3	(204)
Write-offs/Foreign exchange effects	(196)	(78)
Balance at end of period	$764	$1,003

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net was as follows:

	June 30, 2023		December 31, 2022
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	(1)	(1)	$15,367	13.7%

(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories and Significant Supplier

Inventories were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$43,221	$58,759
Components	17,682	25,226
Work in process	2,973	2,616
Finished goods	41,982	53,580
Inventories	$105,858	$140,181

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended June 30,
	2023		2022
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$5,766	12.7%	$10,169	12.3%

	Six Months Ended June 30,
	2023		2022
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	(1)	(1)	$17,721	11.4%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
There were no purchases from suppliers that totaled more than 10% of our total accounts payable at June 30, 2023 and December 31, 2022.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	June 30, 2023	December 31, 2022
United States	$15,510	$16,427
People's Republic of China	37,648	42,893
Mexico	13,023	14,402
Vietnam	7,758	6,923
All other countries	4,609	3,745
Total long-lived tangible assets	$78,548	$84,390

Property, plant, and equipment are shown net of accumulated depreciation of $170.0 million and $170.5 million at June 30, 2023 and December 31, 2022, respectively.

Depreciation expense was $4.8 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $9.4 million and $10.2 million for the six months ended June 30, 2023 and 2022, respectively.

Note 6 — Goodwill and Intangible Assets, Net

Goodwill

During the six months ended June 30, 2023, a decline in our financial performance, overall negative trend in the video service provider channel and an uncertain economic environment, contributed to a significant decline in our market capitalization. We considered this to be an impairment trigger. We, therefore, performed a quantitative valuation analysis under an income approach to estimate our reporting unit's fair value. The income approach used projections of estimated operating results and cash flows that were discounted using a discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect our best estimate of economic and market conditions over the projected period,

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
including forecasted revenue growth, margins, capital expenditures, depreciation and amortization. In addition to our valuation analysis under an income approach, we also considered the implied control premium compared to our market capitalization.

We determined that the implied control premium over our market capitalization to be substantial; therefore, we recorded an impairment charge of $49.1 million during the six months ended June 30, 2023.

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2022	$49,085
Goodwill impairment	(49,075)
Foreign exchange effects	(10)
Balance at June 30, 2023	$—

Intangible Assets, Net

The components of intangible assets, net were as follows:

	June 30, 2023			December 31, 2022
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs (2 years)	$1,991	$(200)	$1,791	$1,647	$(44)	$1,603
Customer relationships (10-15 years)	6,340	(3,442)	2,898	6,340	(3,080)	3,260
Developed and core technology (5-15 years)	4,520	(3,875)	645	4,520	(3,693)	827
Distribution rights (10 years)	312	(299)	13	308	(281)	27
Patents (10 years)	31,642	(11,669)	19,973	29,388	(10,790)	18,598
Trademarks and trade names (10 years)	450	(324)	126	450	(295)	155
Total intangible assets, net	$45,255	$(19,809)	$25,446	$42,653	$(18,183)	$24,470

(1)This table excludes the gross value of fully amortized intangible assets totaling $44.1 million and $43.7 million at June 30, 2023 and December 31, 2022, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$148	$12	$156	$24
Selling, general and administrative expenses	1,107	989	2,163	1,910
Total amortization expense	$1,255	$1,001	$2,319	$1,934

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Estimated future annual amortization expense related to our intangible assets at June 30, 2023, was as follows:

(In thousands)
2023 (remaining 6 months)	$2,505
2024	4,910
2025	4,149
2026	3,464
2027	2,916
Thereafter	7,502
Total	$25,446

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2023, our operating leases had remaining lease terms of up to 37 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$20,327	$21,599
Liabilities:
Other accrued liabilities	$5,141	$5,509
Long-term operating lease obligations	14,222	15,027
Total lease liabilities	$19,363	$20,536

Operating lease expense, including variable and short-term lease costs, which were insignificant to the total operating lease cash flows, and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$712	$762	$1,504	$1,397
Selling, general and administrative expenses	1,109	1,079	2,185	2,187
Total operating lease expense	$1,821	$1,841	$3,689	$3,584
Operating cash outflows from operating leases	$1,746	$1,781	3,577	3,460
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,960	$255	$1,960	$3,073

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	June 30, 2023	December 31, 2022
Weighted average lease liability term (in years)	5.0	5.1
Weighted average discount rate	4.13%	3.82%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at June 30, 2023. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	June 30, 2023
2023 (remaining 6 months)	$3,161
2024	5,613
2025	4,675
2026	2,937
2027	2,177
Thereafter	3,167
Total lease payments	21,730
Less: imputed interest	(2,367)
Total lease liabilities	$19,363

At June 30, 2023, we did not have any operating leases that had not yet commenced.

Note 8 — Line of Credit

On May 3, 2023, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a $125.0 million revolving line of credit ("Credit Line"). Among other things, the amendment to the Second Amended Credit Agreement extended the maturity of the revolving line of credit to April 30, 2024. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2023 and December 31, 2022.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin (varying from 2.00% to 2.75%), or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.75%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at June 30, 2023 and December 31, 2022 were 7.80% and 5.62%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. From May 3, 2023 to March 31, 2024 (unless we elect to terminate earlier), our fixed charge coverage ratio and cash flow leverage ratio-based covenants are temporarily replaced with EBITDA-based covenants. Additionally, from May 3, 2023 to March 31, 2024 (unless we elect to terminate the temporary covenant provision earlier) the applicable margins are fixed at 2.75% and 0.75% for SOFR and base rate borrowing, respectively. At June 30, 2023, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At June 30, 2023 and December 31, 2022, we had $75.0 million and $88.0 million outstanding under the Credit Line, respectively. Our total interest expense on borrowings was $1.5 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively. Our total interest expense on borrowings was $2.9 million and $0.9 million during the six months ended June 30, 2023 and 2022, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Note 9 — Income Taxes

We recorded an income tax benefit of $0.5 million for the three months ended June 30, 2023 and income tax expense of $1.6 million for the three months ended June 30, 2022, respectively. We recorded income tax expense of $0.1 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. The difference in income tax recorded for the six months ended June 30, 2023 and 2022 is primarily due to the mix of pre‐tax income among jurisdictions, including losses not benefited as a result of a valuation allowance. In addition, during the six months ended June 30, 2023, we received multiple tax incentives at two of our manufacturing entities in China approximating $1.6 million.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended June 30, 2023 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on global intangible low-taxed income. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.

At December 31, 2022, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2022, we had a three-year cumulative operating loss for our U.S. operations and, accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the six months ended June 30, 2023, there was no change to our valuation allowance position.

At June 30, 2023, we had gross unrecognized tax benefits of $3.3 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at June 30, 2023 and December 31, 2022 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Accrued bonus	$2,669	$3,348
Accrued commission	288	609
Accrued salary/wages	4,463	4,433
Accrued social insurance (1)	6,746	7,037
Accrued vacation/holiday	3,551	3,300
Other accrued compensation	2,131	2,177
Total accrued compensation	$19,848	$20,904

(1)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2023 and December 31, 2022.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Contract liabilities	$2,192	$1,134
Duties	824	470
Expense associated with fulfilled performance obligations	1,572	1,120
Freight and handling fees	2,164	2,497
Interest	465	1,413
Operating lease obligations	5,141	5,509
Product warranty claims costs	522	522
Professional fees	2,234	2,293
Sales and value added taxes	2,830	3,750
Other	5,953	5,426
Total other accrued liabilities	$23,897	$24,134

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$522	$1,095
Accruals for warranties issued during the period	—	219
Settlements (in cash or in kind) during the period	—	(552)
Foreign currency translation gain (loss)	—	—
Balance at end of period	$522	$762

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
JUNE 30, 2023
(Unaudited)
International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we dismissed TCL, Hisense and Funai from this investigation as they either removed or limited the amount of our technology from their televisions as compared to our patent claims that we asserted at the time. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended (the "Tariff Act"). On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order (the "LEO") and Cease and Desist Order (the "CDO") against Roku, which became effective on January 9, 2022 and later this month, Roku filed its appeal of the ITC ruling with the Federal Circuit Court of Appeals. Oral argument for this appeal is set for September 5, 2023 and we expect a decision in the fourth quarter of 2023. Meanwhile, Roku continues to be subject to the LEO and CDO.

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

International Trade Commission Investigation Request Made by Roku against UEI and certain UEI Customers

On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers' remote control devices and televisions infringe two of Roku's recently acquired patents, the '511 patent and the '875 patent. On May 10, 2021, the ITC announced its decision to initiate the requested investigation. Immediately prior to trial Roku stipulated to summary determination as to its complaint against us and two of our customers with respect to one of the two patents at issue. This stipulation resulted in the complaint against us and two of our customers with respect to that patent not going to trial. The trial was thus shortened and ended on January 24, 2022. On June 24, 2022, the ALJ, pursuant to Roku's stipulation, found the '511 patent invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued her ID fully exonerating us and our customers finding the '875 patent invalid and that Roku failed to prove it established the requisite domestic industry and thus no violation of the Tariff Act. In advance of the full Commission's review, Roku and we filed petitions to appeal certain portions of the ID. In addition, the PTAB granted our request for an IPR with respect to the '875 patent. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. In December 2022, Roku filed an appeal, which remains pending. In addition, Roku, along with the ITC, filed a joint motion to dismiss the '511 patent as moot as it recently expired. We are opposing this motion. As a companion to its ITC request, Roku also filed a lawsuit against us in Federal District Court in the Central District of California alleging that we are infringing the same two patents they alleged being infringed in the ITC investigation

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
explained above. This District Court case has been stayed pending the ITC case, and will likely continue to be stayed pending the conclusion of the '875 IPR investigation, even after Roku's appeal of the ITC case has concluded.

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

On August 1, 2022, the USTR provided the Court with that further explanation and also purported to respond to the significant comments received during the original notice-and-comment process. On September 14, 2022, the lead plaintiff filed its comments to the USTR's August 1, 2022 filing, asserting that the USTR did not adequately respond to the Court's remand order and requested the Court to vacate the List 3 and List 4A tariffs and issue refunds immediately. On March 17, 2023, the CIT sustained the List 3 and List 4 tariffs, concluding that USTR’s rationale in support of the tariffs was not impermissibly post hoc. The court also concluded that USTR adequately explained its reliance on presidential direction and adequately responded to significant comments regarding the harm to the US economy, efficacy of the tariffs, and alternatives to the tariffs. Lead plaintiffs have appealed this decision and on July 17, 2023, the lead plaintiffs filed its opening brief to this appeal.

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
JUNE 30, 2023
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
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Open market shares repurchased	—	300
Stock-based compensation related shares repurchased	58	55
Total shares repurchased	58	355

Cost of open market shares repurchased	$—	$9,438
Cost of stock-based compensation related shares repurchased	855	1,773
Total cost of shares repurchased	$855	$11,211

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of sales	$26	$40	$62	$79
Research and development expenses	251	345	534	678
Selling, general and administrative expenses:
Employees	1,666	1,852	3,672	3,579
Outside directors	215	400	430	800
Total employee and director stock-based compensation expense	$2,158	$2,637	$4,698	$5,136
Income tax benefit	$209	$440	$480	$868

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	782	$44.16
Granted	236	24.77
Exercised	—	—		$—
Forfeited/canceled/expired	(93)	51.39
Outstanding at June 30, 2023 (1)	925	$38.49	4.23	$—
Vested and expected to vest at June 30, 2023 (1)	925	$38.49	4.23	$—
Exercisable at June 30, 2023 (1)	581	$44.26	2.92	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the second quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2023. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average fair value of grants	$—	$—	$10.83	$14.87
Risk-free interest rate	—%	—%	3.86%	1.78%
Expected volatility	—%	—%	45.89%	49.42%
Expected life in years	0.00	0.00	4.70	4.65

As of June 30, 2023, we expect to recognize $3.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.1 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	$376	$36.82
Granted	300	14.74
Vested	(181)	37.11
Forfeited	(4)	37.47
Non-vested at June 30, 2023	$491	$23.21

As of June 30, 2023, we expect to recognize $9.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.0 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Note 15 — Performance-Based Common Stock Warrants

On March 9, 2016, we issued common stock purchase warrants to Comcast Corporation at a price of $54.55 per share. On January 1, 2023, all 275,000 of the vested and outstanding warrants expired unexercised.

Note 16 — Other Income (Expense)

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net gain (loss) on foreign currency exchange contracts (1)	$(2,613)	$153	$(2,807)	$1,068
Net gain (loss) on foreign currency exchange transactions	1,868	(432)	1,630	(1,010)
Other income (expense)	43	(415)	261	(392)
Other income (expense), net	$(702)	$(694)	$(916)	$(334)

(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 18 for further details).

Note 17 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2023	2022	2023	2022
BASIC
Net income (loss)	$(10,411)	$2,988	$(71,774)	$78
Weighted-average common shares outstanding	12,860	12,659	12,804	12,736
Basic earnings (loss) per share	$(0.81)	$0.24	$(5.61)	$0.01

DILUTED
Net income (loss)	$(10,411)	$2,988	$(71,774)	$78
Weighted-average common shares outstanding for basic	12,860	12,659	12,804	12,736
Dilutive effect of stock options, restricted stock and common stock warrants	—	55	—	111
Weighted-average common shares outstanding on a diluted basis	12,860	12,715	12,804	12,847
Diluted earnings (loss) per share	$(0.81)	$0.23	$(5.61)	$0.01

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Stock options	925	616	875	590
Restricted stock awards	380	145	375	174
Common stock warrants	—	275	—	275

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)
Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	June 30, 2023				December 31, 2022
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(1,465)	$—	$(1,465)	$—	$100	$—	$100

We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $2.6 million and pre-tax gain of $0.2 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, we had a net pre-tax loss of $2.8 million and pre-tax gain of $1.1 million, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2023	USD/Chinese Yuan Renminbi	CNY	$36.0	7.0332	$(1,167)	July 7, 2023
June 30, 2023	USD/Euro	USD	$22.0	1.0768	$(298)	July 7, 2023
December 31, 2022	USD/Euro	USD	$26.0	1.0529	$(428)	January 6, 2023
December 31, 2022	USD/Chinese Yuan Renminbi	CNY	$31.0	7.0358	$528	January 6, 2023
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

Our consolidated income statement for the three and six months ended June 30, 2023 includes net sales of $0.6 million and $1.1 million, respectively, and net income of $76.0 thousand and $72.9 thousand, respectively, attributable to Qterics. Our consolidated income statement for the three and six months ended June 30, 2022 includes net sales of $0.6 million and $0.9 million, respectively, and net income of $9.2 thousand and $0.1 million, respectively, attributable to Qterics for the period commencing on February 17, 2022.
In accordance with the terms of the APA, the initial purchase price was subject to adjustment for differences between the initial estimated working capital balances and the final adjusted balances. This calculation was completed at March 31, 2022.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

(1)Our consolidated goodwill balance was impaired during the six months ended June 30, 2023. Please see Note 6 for further information.

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

Pro Forma Results (unaudited)

The unaudited pro forma financial information of combined results of our operations and the operations of Qterics as if the transaction had occurred on January 1, 2021, is immaterially different from the net sales, net income (loss) and income (loss) per share amounts reported in the Consolidated Statements of Operations for the six months ended June 30, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Cautionary Statement

All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include supply chain issues; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; continued availability of cash through borrowing under our revolving line of credit; the effects of natural or other events beyond our control, including the effects of political unrest, war (including the conflict between Russia and Ukraine), terrorist activities, or the outbreak of infectious diseases may have on us or the economy; the economic environment's including increases in interest rates and recessionary effects on us or our customers; the effects of doing business internationally; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

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

To recap our results for the three months ended June 30, 2023:

•Net sales decreased 22.8% to $107.4 million for the three months ended June 30, 2023 from $139.1 million for the three months ended June 30, 2022.
•Our gross margin percentage decreased to 22.9% for the three months ended June 30, 2023 from 28.3% for the three months ended June 30, 2022.
•Operating expenses, as a percentage of net sales, increased to 31.4% for the three months ended June 30, 2023 from 24.3% for the three months ended June 30, 2022.
•Our operating loss was $9.1 million for the three months ended June 30, 2023 compared to operating income of $5.5 million for the three months ended June 30, 2022. Our operating loss percentage was 8.5% for the three months ended June 30, 2023, compared to an operating income percentage of 4.0% for the three months ended June 30, 2022.
•Income tax benefit was $0.5 million for the three months ended June 30, 2023 compared to income tax expense of $1.6 million for the three months ended June 30, 2022.

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
•seek opportunities to expand the sales and licensing of our products and technologies to new customers, markets and industries; and
•expedite our long-term factory planning strategy to optimize our manufacturing footprint and reduce our manufacturing concentration in the PRC.

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

We have also been negatively impacted by supply chain difficulties including obtaining ICs and other long-lead time components. While we have seen improvement in this area during the first half of 2023, this may continue to affect us in the future. We continue to take production and inventory control steps as required to mitigate the effects caused by these shortages including advanced purchasing of long-lead time components; however, we cannot guarantee that these steps will continue to allow us to meet our short-term IC and other component parts needs. As such, these supply constraints may continue to cause difficulty and delays in our ability to fulfill customer orders and may at times result in increased logistics costs.

Goodwill and Long-Lived Assets Impairment Trigger

Goodwill
During the six months ended June 30, 2023, a decline in our financial performance, the overall negative trend in the video service provider channel and an uncertain economic environment, contributed to a significant decline in our market capitalization. We considered this to be an impairment trigger. We, therefore, performed a quantitative valuation analysis indicating a significant implied control premium over our market capitalization. As a result of the substantial implied control premium, we recorded an impairment charge of $49.1 million during the six months ended June 30, 2023.

Long-Lived Assets
During the six months ended June 30, 2023, market conditions deteriorated and our stock price declined significantly, which we considered to be a trigger of potential impairment for our long-lived asset group. As such, we performed a recoverability test using non-discounted forecasted cash flows, which resulted in total cash flows in excess of the carrying value of the asset group by approximately 11% to 57%. This test indicated no current recoverability issues.

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

Manufacturing Footprint

We commenced manufacturing operations in our new Vietnam factory in June 2023 after incurring startup costs in the first half of 2023. We are currently evaluating our global manufacturing footprint with the expectation that if our Vietnam factory is successful and operating efficiently, we will subsequently reduce our manufacturing capacity by shutting down our southwestern China factory beginning by the fourth quarter 2023. If this were to occur, we would record an impairment charge and severance expense in amounts that we believe would be material. We are analyzing additional scenarios, including downsizing our factory in Monterrey, Mexico in the first half of 2024.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. With the exception of the following policies, we do not believe that there have been any significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2022 Form 10-K.

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

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1	71.7	77.1	72.1
Gross profit	22.9	28.3	22.9	27.9
Research and development expenses	7.9	6.2	7.9	6.1
Selling, general and administrative expenses	23.5	18.1	24.1	20.0
Goodwill impairment	—	—	22.7	—
Operating income (loss)	(8.5)	4.0	(31.8)	1.8
Interest income (expense), net	(1.0)	(0.2)	(1.0)	(0.2)
Other income (expense), net	(0.7)	(0.5)	(0.4)	(0.1)
Income (loss) before provision for income taxes	(10.2)	3.3	(33.2)	1.5
Provision for (benefit from) income taxes	(0.5)	1.2	0.1	1.5
Net income (loss)	(9.7)%	2.1%	(33.3)%	—%

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022
Net sales. Net sales for the three months ended June 30, 2023 were $107.4 million compared to $139.1 million for the three months ended June 30, 2022. Sales in our video service provider, consumer electronics and climate control channels were lower than in the prior year period primarily due to lower customer demand.

Gross profit. Gross profit for the three months ended June 30, 2023 was $24.6 million compared to $39.4 million for the three months ended June 30, 2022. Gross profit as a percentage of sales decreased to 22.9% for the three months ended June 30, 2023 from 28.3% for the three months ended June 30, 2022. Gross profit as a percentage of sales was impacted by lower demand, resulting in fewer production units and, in turn, manufacturing inefficiencies including a significant amount of unabsorbed overhead. We also incurred start-up costs associated with our Vietnam factory, which commenced manufacturing operations in the latter part of June 2023. A decrease in royalty income also affected our gross margin rate as television sales were down versus the comparable period in the prior year. Partially offsetting these items was a stronger U.S dollar versus the Chinese Yuan Renminbi.

Research and development ("R&D") expenses. R&D expenses decreased slightly to $8.5 million for the three months ended June 30, 2023 from $8.6 million for the three months ended June 30, 2022. The decrease in R&D expenses is due to a decrease in incentive compensation.

Selling, general and administrative ("SG&A") expenses. SG&A expenses remained consistent at $25.3 million for the three months ended June 30, 2023 compared to $25.2 million for the three months ended June 30, 2022, due to a decrease in outside legal expenses related to a specific legal matter and variable expenses associated with lower sales volume offset primarily by severance expense in our southern China and Mexico factories.

Interest income (expense), net. Interest expense, net increased to $1.1 million for the three months ended June 30, 2023 from $0.2 million for the three months ended June 30, 2022, as a result of a higher interest rate, partially offset by a lower average loan balance.

Other income (expense), net. Other expense, net was $0.7 million for the three months ended June 30, 2023, due to net foreign currency losses, compared to other expense, net of $0.7 million for the three months ended June 30, 2022, due to a one-time expense that we partially recovered in the fourth quarter 2022.

Provision for (benefit from) income taxes. Income tax benefit was $0.5 million for the three months ended June 30, 2023, relative to a pre-tax loss of $10.9 million, compared to income tax expense of $1.6 million for the three months ended June 30, 2022, relative to a pre-tax income of $4.6 million. Consistent with 2022, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2023 resulting in an elevated effective tax rate. In the second quarter of 2023, we received multiple tax incentives at two of our manufacturing entities in China approximating $1.6 million.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

Net sales. Net sales for the six months ended June 30, 2023 were $215.8 million compared to $271.5 million for the six months ended June 30, 2022. Sales in our video service provider, consumer electronics and climate control channels were lower than in the prior year period primarily due to lower customer demand.

Gross profit. Gross profit for the six months ended June 30, 2023 was $49.3 million compared to $75.6 million for the six months ended June 30, 2022. Gross profit as a percentage of sales decreased to 22.9% for the six months ended June 30, 2023 from 27.9% for the six months ended June 30, 2022. Gross profit as a percentage of sales was impacted by lower demand, resulting in fewer production units and, in turn, manufacturing inefficiencies including a significant amount of unabsorbed overhead. We also incurred start-up costs associated with our Vietnam factory, which commenced manufacturing operations in the latter part of June 2023. A decrease in royalty income also affected our gross margin rate as television sales were down versus the comparable period in the prior year.

R&D expenses. R&D expenses remained relatively consistent at $16.8 million for the six months ended June 30, 2023 compared to $16.4 million for the six months ended June 30, 2022.

SG&A expenses. SG&A expenses decreased to $52.0 million for the six months ended June 30, 2023 from $54.3 million for the six months ended June 30, 2022, due to a decrease in outside legal expenses related to a specific legal matter and variable expenses associated with lower sales volume offset partially by severance expense in our southern China and Mexico factories.

Goodwill impairment. During the six months ended June 30, 2023, we recorded a non-cash goodwill impairment charge of $49.1 million due to our market capitalization being significantly less than the carrying value of our equity.

Interest income (expense), net. Interest expense, net increased to $2.1 million for the six months ended June 30, 2023 from $0.5 million for the six months ended June 30, 2022, as a result of a higher interest rate, partially offset by a lower average loan balance and increased interest income.

Other income (expense), net. Other expense, net was $0.9 million for the six months ended June 30, 2023, due to net foreign currency losses partially offset by fixed asset sales, compared to other expense, net of $0.3 million for the six months ended June 30, 2022, due to a one-time expense which we recovered in the fourth quarter 2022.

Provision for income taxes. Income tax expense was $0.1 million for the six months ended June 30, 2023, relative to a pre-tax loss of $71.6 million, compared to income tax expense of $4.0 million for the six months ended June 30, 2022, relative to a pre-tax income of $4.1 million. Consistent with 2022, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2023 resulting in an elevated effective tax rate. In the first quarter 2023, we received the high technology exemption approval at our Yangzhou entity in China resulting in a lower tax rate. Consequently, the deferred tax assets at our Yangzhou entity were remeasured resulting in an expense. Further, in the first quarter 2023, we also received a discrete benefit related to our goodwill impairment. In the second quarter of 2023, we received multiple tax incentives at two of our manufacturing entities in China approximating $1.6 million.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$55,823	$66,740
Available borrowing resources	$50,000	$37,000

Cash and cash equivalents – On June 30, 2023, we had $11.6 million, $3.7 million, $14.6 million, $14.2 million and $11.7 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on April 30, 2024. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2023. At June 30, 2023, we had an outstanding balance of $75.0 million on our Credit Line and $50.0 million of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Line.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Six Months Ended June 30, 2023	Increase (Decrease)	Six Months Ended June 30, 2022
Cash provided by (used for) operating activities	$13,255	$30,339	$(17,084)
Cash provided by (used for) investing activities	(9,102)	7,825	(16,927)
Cash provided by (used for) financing activities	(13,855)	(34,644)	20,789
Effect of foreign currency exchange rates on cash and cash equivalents	(1,215)	246	(1,461)
Net increase (decrease) in cash and cash equivalents	$(10,917)	$3,766	$(14,683)

	June 30, 2023	Increase (Decrease)	December 31, 2022
Cash and cash equivalents	$55,823	$(10,917)	$66,740
Working capital	$106,558	$(15,009)	$121,567

Net cash provided by operating activities was $13.3 million during the six months ended June 30, 2023 compared to net cash used for operating activities of $17.1 million during the six months ended June 30, 2022. Net loss was $71.8 million for the six months ended June 30, 2023, which includes the impairment of goodwill of $49.1 million, compared to net income of $0.1 million for the six months ended June 30, 2022. Inventories decreased by $33.2 million during the six months ended June 30, 2023 compared to an increase of $16.3 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, because of lower demand in the video service provider, consumer electronics and climate control channels, as well as ample supply of certain items with long lead times, we purchased fewer components and raw materials than in the six months ended June 30, 2022. Our inventory turns increased slightly to 3.0 turns at June 30, 2023 from 2.7 turns at June 30, 2022. A decrease in accounts receivable and contract assets from lower sales volume resulted in cash inflows of $10.6 million during the six months ended June 30, 2023. Changes in accounts receivable and contract assets resulted in cash outflows of $5.2 million during the six months ended June 30, 2022, largely as a result of an increase in days sales outstanding compared to the fourth quarter 2021, offset partially by a decrease in sales. Days sales outstanding were 83 days at June 30, 2023 compared to 82 days at June 30, 2022. Changes in accounts payable and accrued liabilities resulted in cash outflows of $26.5 million during the six months ended June 30, 2023 due primarily to a decrease in inventory purchases. Changes in accounts payable and accrued liabilities resulted in cash outflows of $15.0 million during the six months ended June 30, 2022 due to the timing of payments and a decrease in accrued compensation.

Net cash used for investing activities during the six months ended June 30, 2023 was $9.1 million, of which $5.8 million and $3.3 million was used for capital expenditures, and the development of patents, respectively. Net cash used for investing activities during the six months ended June 30, 2022 was $16.9 million, of which $7.5 million, $0.9 million, $5.5 million and $3.0 million was used for our term deposit investment, acquisition of Qterics Inc., capital expenditures, and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur expenditures of between $6.0 million and $9.0 million during the remainder of 2023, which includes amounts associated with our factory in Vietnam, which commenced operations during the second quarter of 2023.

Net cash used for financing activities was $13.9 million during the six months ended June 30, 2023 compared to net cash provided by financing activities of $20.8 million during the six months ended June 30, 2022. The primary financing activities during the six months ended June 30, 2023 and 2022 were borrowings and repayments on our line of credit and repurchases of shares of our common stock. Net repayments on our line of credit were $13.0 million during the six months ended June 30, 2023 compared to net borrowings on our line of credit of $32.0 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, we repurchased 57,973 shares of our common stock at a cost of $0.9 million compared to our repurchase of 354,558 shares at a cost of $11.2 million during the six months ended June 30, 2022.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Line	$75,000	$75,000	$—	$—	$—
Inventory purchases	12,149	12,149	—	—	—
Operating lease obligations	22,329	6,195	9,105	3,994	3,035
Property, plant, and equipment purchases	2,275	2,275	—	—	—
Software license	3,415	158	630	1,051	1,576
Total material cash commitments	$115,168	$95,777	$9,735	$5,045	$4,611

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on the Secured Overnight Financing Rate ("SOFR") or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.6 million annual impact on net income based on our outstanding Credit Line balance at June 30, 2023.

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

Foreign Currency Exchange Rate Risk

At June 30, 2023, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen, Korean Won and Vietnamese Dong and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2023, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from June 30, 2023, net income in the third quarter of 2023 would fluctuate by approximately $6.0 million.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2023, we implemented the third and final phase of a multi-year, company-wide program to transition to a new global enterprise resource planning ("ERP") software system. This final phase included our European operations and concluded our transition to the global ERP software system. In connection with this implementation, the design of our internal controls over financial reporting remained largely intact; however, we have updated our affected internal controls over financial reporting as necessary to accommodate modifications to our business and accounting processes. We do not believe that the ERP implementation has or will have an adverse effect on our internal control over financial reporting.

Except as described above, there have been no other changes in our internal control over financial reporting during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended June 30, 2023, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	1,228	$9.88	—	—
May 1, 2023 - May 31, 2023	3,347	8.58	—	—
June 1, 2023 - June 30, 2023	212	8.85	—	—
Total	4,787	$8.93	—

(1)Of the repurchases in April, May and June, 1,228, 3,347 and 212 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

Dated:	August 3, 2023	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)