Form 10-K
period 2023-12-31
UNIVERSAL ELECTRONICS INC
filed 2024-03-14
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $121,923,836 based upon the closing sale price of the Company's common stock as reported on the NASDAQ Stock Market for that date.
On March 11, 2024, 12,967,869 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2023.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I
ITEM 1. BUSINESS

Universal Electronics Inc. ("UEI" or the "Company") was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254. As used herein, the terms "we", "us" and "our" refer to UEI and its subsidiaries unless the context indicates to the contrary.

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

Sales

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control and home appliance markets. Our product and technology offerings include:

•easy-to-use, voice-enabled, automatically-programmed universal, two-way radio frequency ("RF") as well as infrared ("IR") remote controls, sold primarily to video service providers (cable, satellite, Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers and private label customers;
•wall-mount and handheld thermostat controllers and connected accessories for smart energy management systems, primarily to OEM customers, as well as hotels, hospitality and system integrators;
•proprietary and standards-based RF sensors designed for residential security, safety and home automation applications;
•integrated circuits ("ICs"), on which our software and universal device control database is embedded, sold primarily to OEMs, video service providers and private label customers;
•software, firmware and technology solutions that can enable devices such as Smart TVs, hybrid set-top boxes, audio systems, smart speakers, game consoles and other consumer electronic and smart home devices to wirelessly connect and interoperate within home networks to enable control and delivery of home entertainment, smart home services and device or system information;
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control;
•intellectual property that we license primarily to OEMs and video service providers;
•embedded and cloud-enabled software for reliable firmware update provisioning and digital rights management validation services to major consumer electronics brands; and
•AV accessories sold, directly and indirectly, to consumers including universal remote controls, television wall mounts and stands and digital television antennas.

Our sales channel strategy is to partner with customers who are leaders in their respective industries: in consumer electronics, we count Samsung Electronics Co., Sony Group Corporation and LG Electronics as long-term accounts that represent a significant share of their industry; in video services, Comcast Corporation, Liberty Global and Vodafone Group rank amongst the largest video service providers in their respective markets; in Satellite services, Dish Network Corporation, Sky, Airtel and DirecTV represent the majority of global service providers; in climate control, Daikin Industries Ltd., Trane and Carrier are customers that represent top market share leaders in the global HVAC industry; and in security, safety and home automation, Vivint Smart Home, Somfy SA, Ring LLC and Hunter Douglas NV are channel leaders in their respective connected home markets.

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

Additionally, we sell our wireless control devices and AV accessories under the One For All®, EcolinkTM and private label brand names to retailers in key markets, such as in the United States, United Kingdom, Germany, France, Spain, and Italy. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.

Our goal is to provide universal and interoperable control solutions that automatically set up and deliver consistent and intuitive one-touch control of all connected content sources and devices. Over the past five years, we have focused our developments to create core technology solutions that we can offer as stand-alone licensable technologies or as embedded ingredients in our turnkey products or white-label solutions.

Our flagship solution, QuickSet® ("QuickSet") is a software application that can be embedded in any entertainment or smart home platform, or can be delivered as a cloud-based service, through QuickSet Cloud, to enable universal device setup, interoperability and control. QuickSet and QuickSet Cloud utilize data transmitted over HDMI, low power RF (such as Bluetooth or Zigbee), and Internet Protocol ("IP") networks to automatically detect various attributes of connected devices and enables user access and control of smart, connected devices as well as legacy devices, without the need for the user to enter any specific device information. With QuickSet and QuickSet Cloud, consumers can switch easily between activities and reliably view their chosen device or content with a single touch. A QuickSet and QuickSet Cloud user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface or voice-enabled system.

QuickSet and QuickSet Cloud are integral components of our products and services and are used by our customers as the primary solution for easy discovery, control and interaction between entertainment and smart home devices. Today, QuickSet smart home services are the technology behind LG TV's Home Dashboard, providing a complete and simplified system control experience for households worldwide. The platform is continuously expanded with new capabilities including enhanced communication protocols, such as Matter, IP, Zigbee 3.0, Zigbee RF4CE, Consumer Electronics Control ("CEC") and infrared. Licensees of QuickSet and/or QuickSet Cloud include service providers such as Comcast Corporation, Charter Communications, TiVo, DIRECTV and DISH Network Corporation; smart TV manufacturers such as Sony Group Corporation, LG Electronics and Samsung Electronics Co.; leading game console manufacturer Sony on its PlayStation 5 remote control; and has grown to include HVAC and emerging home automation customers.

The latest release of QuickSet has expanded functionality for entertainment and whole home audio use cases to provide deeper device and content history across an ever-increasing landscape of devices and services in the home. This privacy-first approach in capturing user preferences across devices helps increase engagement through enhanced personalized recommendations for a better end-user experience. QuickSet’s content history capabilities also extended to new categories of content usage in the home such as whole home audio as well as audio/video casting.

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

With our commitment to create environmentally-sustainable solutions that do not compromise but enhance product performance, we offer UEI Eterna, a line of voice-enabled control solutions designed with our new generation of Extreme Low-Power System-on-Chip and energy harvesting technologies to deliver increased processing capability while using significantly less power compared to prior generations. The energy-harvesting version features our "Battery-4-Life" technology that relies on collecting energy from the environment's ambient light and radio frequencies to deliver a control solution that is designed to require no battery replacement over the useful life of the product.

UEI Virtual Agent, an innovative self-service support solution, simplifies device onboarding by allowing customers to seamlessly hand-off the set-up process from a large screen (SmartTV) to a smaller one (mobile phone). Integrated into the latest version of QuickSet, UEI Virtual Agent provides automated steps for onboarding, feature discovery and troubleshooting capabilities and is available both as a web-based application and a TV app for integration into existing infrastructures. UEI Virtual Agent, when bundled with our newest set of UEI NetReady services for remote diagnostics and customer support, will further enhance the support experience for products already deployed in the home.

For the years ended December 31, 2023, 2022 and 2021, our sales to Daikin Industries Ltd. accounted for 14.0%, 14.4% and 11.8% of our net sales, respectively. For the years ended December 31, 2022 and 2021, our sales to Comcast Corporation accounted for 14.0% and 16.3% of our net sales, respectively.

Markets and Competition

In recent years, we have seen a significant change in our markets with the rise of the direct-to-consumer streaming video apps that are enabled on smart TVs and streaming devices as well as advanced set-top boxes. This has resulted in a change in mix in our customer base, especially in the U.S., where our traditional customers in cable and satellite have been complemented with new customers in the digital media streaming domain. Today our portfolio includes universal control products compatible with Apple's tvOS and Google's AndroidTV platforms designed for the Multichannel Video Programming Distributor market allowing subscribers access to subscription-based channels through hybrid and OTT streaming platforms.

Additionally, some of our current customers have successfully introduced media streaming services and expanded their footprint to new end-users. Comcast-Charter's Xumo TV, Tivo Stream, Comcast's Flex, Sky Glass and DISH Sling are examples of current customer offerings of these types of services. Additionally, these brands, along with our OEM customers in consumer electronics are expanding their customer footprints through distribution of their OS platforms that include UEI's QuickSet technologies, allowing us to grow our global technology footprint and grow our licensing revenue in those channels.

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

Leveraging our scale and expertise in low-power RF microcontrollers, we continue to pursue further penetration of our traditional OEM consumer electronics markets as well as newer product categories in the smart home and IoT markets including smart lighting, smart and motorized shades, as well as smart toilets and faucets, which rely on smart connectivity and control technologies to reduce water use and improve user experience. Customers in these markets integrate our connectivity and cloud-based solutions, services and technology into their products to enhance their consumer lifestyle ecosystems. Growth in these markets has been driven by the increasing demand for more energy efficient homes, consumer convenience and the increasing proliferation of connected devices.

In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the Do-It-Yourself ("DIY") residential security channel, we offer sensor-based products using industry standard Z-Wave® and ZigBee® protocols. In this market, we compete with offshore-based, original design and built-to-print hardware manufacturers, such as Leedarson. In the connected smart home market, we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nice, and other original design manufacturers in Asia, as well as technology system providers such as Tuya.

In the HVAC controller and thermostat market, we compete with regional specialists and global companies such as Honeywell and Venstar, as well as Far East based OEM manufacturers such as Computime.

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

Our 25 domestic and international subsidiaries are the following:

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

Resources

Engineering

During 2023, our engineering efforts focused on the following:

•broadening our product and technology portfolio;
•enhancing the features and capabilities of our existing technology platforms;
•integrating our core technology platforms and modifying the applications in our existing products to improve functionality and enhance customer value;
•ensuring continuous and efficient supply chain by relocating certain manufacturing to lower cost jurisdictions;
•developing sustainable products that reduce energy use and eliminate waste;
•formulating measures to protect our proprietary technology and general know-how;
•updating our interoperability device and services libraries worldwide to ensure broader smart home category support;
•identifying, testing and sourcing non-critical off-the-shelf products from vendors worldwide that complement our product portfolio for certain market verticals;
•launching new products that integrate emerging wireless technology protocols, such as Matter and Thread; and
•improving our cloud platform to create value-add features that can scale across a large installed base of customers and end users.

During 2023, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released software updates to our embedded QuickSet application, and continued development initiatives around existing and emerging technologies, such as Zigbee 3.0, Bluetooth Smart, WiFi and Matter, a unifying, IP-based connectivity protocol built on proven technologies designed to connect smart home devices reliably and securely across disparate IoT ecosystems. We integrated the capabilities of our service platform (UEI Virtual Agent) on our Tide and Eterna product platforms for easier device onboarding, identification and troubleshooting.

As a contributor to the Matter specification, we continue to be an active participant in several working groups and Plugfest events to help bring the full interoperability potential of the Matter standard to market. At CES 2024, we announced several new Matter-supported products and technology platforms.

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
Intellectual Property and Technology

A key factor in creating products and software for control of entertainment and smart home devices is our proprietary device knowledge. Each year our device discovery and control libraries continue to grow across the smart home landscape, supporting many common smart home protocols, including IR, HDMI-CEC, Bluetooth and its variants, Zigbee (Rf4CE), Z-Wave, Thread, Matter and IP networks.

We have developed a broad portfolio of patented technologies and the industry's leading database of device discovery, setup and control software. We ship integrated circuits, on which our software and control libraries are embedded and that connect to our cloud services, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers.

Our technology also includes other remote controlled home entertainment devices and home automation control modules, as well as wired CEC and wireless IP control protocols commonly found on many of the latest HDMI and internet connected devices. Our proprietary software automatically detects, identifies and enables the appropriate control infrastructure for many home entertainment and automation devices in the home. Our libraries are continuously updated using knowledge captured directly from the original device or from the manufacturers' written specifications to ensure the accuracy and integrity of the libraries.

We hold and apply for patents in the United States and abroad related to our discovery, setup and control technologies across residential safety and security, climate control and smart home automation applications. Our patents have remaining lives ranging from less than one to 18 years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of our device control libraries. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases we have elected common law trade secret protection in lieu of obtaining such other protection.

Manufacturing and Supply

We currently operate vertically integrated manufacturing and assembly factories in the PRC, Vietnam, Mexico and Brazil, which allows us to produce in the regional markets and to scale our production to meet growing demand. We also use selected third-party manufacturers and suppliers in Asia.

Our long-term factory planning strategy is to de-risk our reliance on a PRC-based supply chain by (1) reducing our manufacturing concentration in the PRC, (2) pursuing lower cost jurisdictions for manufacturing to help ensure market competitive products and (3) offering customers a flexible and globally diverse manufacturing footprint to provide a reliable and cost-efficient supply chain. To this end, in 2023, we opened a new factory in Vietnam, which commenced manufacturing operations in June 2023 after incurring startup costs in the first half of 2023. With our Vietnam factory now open and meeting short-term operational targets, with the expectation of continued improvement, we stopped manufacturing activities in our southwestern China factory in September 2023 and have substantially completed its shutdown. We continue to evaluate our Mexico facility as part of our long-term factory planning strategy. We are currently planning to downsize and streamline the Mexico operations by moving to a smaller, more efficient facility. We expect to commence operations in this downsized facility in the second quarter of 2024. We will continue to evaluate our global factory footprint to identify ways to operate more efficiently.

Even though we operate two factories in the PRC, one factory in Vietnam and manufacturing and assembly plants in Mexico and Brazil, respectively, we continue to evaluate additional third-party manufacturers and sources of supply. During 2023, we utilized multiple third-party manufacturers and maintained duplicate tooling for certain of our products. Where possible, we utilize standard parts and components, which are available from multiple sources.

We are a large consumer of integrated circuits, including low-power, RF chips and modules that are used throughout our product portfolios. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated system on a chip supplier dependence, we include microcontroller technology which incorporates non-volatile, reprogrammable flash memory in most of our products. Flash memory-based microcontrollers have shorter lead times than microcontrollers using other memory technologies and may be reprogrammed. This allows us flexibility to use a given component on many different products, has the added benefit of potentially reducing excess and obsolete inventory exposure and allows us to update our product functionality in the field. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms. Our largest integrated circuit supplier, Qorvo International Pte Ltd., provided 11.5% and 11.8% of our total inventory purchases in 2022 and 2021, respectively.

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

We are focused on reducing the environmental impact of our operations. We are evaluating the use of renewable energy and our teams continue to examine practices and processes throughout our facilities to identify opportunities for greater energy efficiency. Each of our manufacturing facilities has standing policies and targets for the monitoring and management of waste generation and energy consumption and is focused on reducing electricity consumption, water usage and greenhouse gas emissions.

We are a member of the Responsible Business Alliance ("RBA"), an industry coalition dedicated to driving sustainable value for workers in global supply chains, among other things. As a member of the RBA, we have adopted the RBA Code of Conduct, which establishes standards to ensure that working conditions are safe, that employees are treated with respect and dignity and that business operations are environmentally responsible and conducted ethically. The RBA Code of Conduct has been reflected in our employee policies and procedures. In addition, UEI is committed to complying with applicable laws and regulations of the countries in which we operate and supporting ethical labor practices that do not infringe on human rights. We follow RBA guidelines for the supplier risk assessment process, requiring relevant suppliers of raw materials and components to complete the RBA self-assessment questionnaire ("SAQ"). Upon completion of the RBA SAQ, we have the ability to request an on-site RBA Validated Audit Process audit using the RBA online system for any suppliers that are identified as high-risk.

In addition to observance of quality standards by our suppliers, we require suppliers to adhere to our Global Supplier Code of Conduct and Fair Competition Policy ("Supplier Code of Conduct"), which is available on our website. Our Supplier Code of Conduct sets forth our global expectations in the areas of fair dealing, legal compliance, business integrity, labor practices, health and safety and environmental management.

Among other things, we require our suppliers to respect human rights and to not engage in any form of involuntary or forced labor and to fully comply with all laws and regulations pertaining to the appropriate and dignified treatment of all workers. Our Global Human Rights Policy is aligned with internationally recognized human rights principles defined by the Universal Declaration of Human Rights and the United Nations Guiding Principles on Business and Human Rights. We also provide training to relevant employees to help identify and report any signs of forced labor or other unlawful labor practices. We have a third-party confidential ethics hotline ("the UEI Ethics Line") to enable our employees or other stakeholders to anonymously report any suspected violations of applicable laws, policies or human rights violations. We are committed to investigating all communications received on the UEI Ethics Line.

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

We may also face significant costs and liabilities in connection with product take-back and "right to repair" legislation. For example, the European Union's Waste Electrical and Electronic Equipment ("WEEE") Directive makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products. Our European subsidiaries are WEEE compliant.

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2023, 2022 and 2021, the costs incurred in complying with federal, state, local and foreign statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings, financial condition or competitive position. In addition, during the same period, the costs incurred in complying with other applicable government regulations likewise did not materially affect our earnings, financial condition or competitive position. However, due to the heightened awareness of corporate environmental, social and governance ("ESG") matters and evolving laws and regulations or enforcement policies, increases in compliance costs may have a material adverse effect upon our capital expenditures, earnings or financial condition.

We are committed to reducing and eliminating substances of concern from our products and manufacturing process. Our products distributed in the European Union are compliant with the RoHS (Restriction of Hazardous Substances Directive 2011/65/EU and 2015/863/EU) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) directives. In other regions, we also need to comply with our customers' specific requirements relating to the non-use of certain hazardous substances in the products, which are typically equally or more stringent than the RoHS directive. We have a dedicated "Green Team" comprised of engineers and environmental regulation experts, that analyze our products, processes, and raw materials to help ensure that we comply with environmental and government regulations worldwide, as well as the applicable "Green" requirements imposed by our customers. Additionally, we have in-house testing capability to help ensure product compliance. We place great importance on the compliance with local health and safety laws and regulations. At our manufacturing facilities, we are also committed to protecting our workers from exposure to hazardous substances under an established health and safety management system. As an example, we have replaced volatile organic compounds ("VOC") emitting inks and paints with reduced-VOC paints at some of our manufacturing facilities.

We strive to extend the useful life of our products and reduce our products' impact on the environment. We have invested in R&D to improve the energy efficiency of our battery-operated products. For example, we deploy a low energy IR-engine in some of our products, which can extend battery life regardless of the protocols utilized by the product. We have introduced our control platform and related technologies that address the growing demand for sustainable products that reduce energy use and eliminate waste. With this platform, we partnered with technology leaders and invested in bringing ultra-low power connectivity chips with built-in energy harvesting and photovoltaic cells to the market. These chips offer more computing power while consuming substantially less battery power. In addition, to reduce energy consumption even further, we are actively working on solutions powered by low-light solar cells for the entertainment remote control and IoT markets.

We also offer a product refurbishment program to our customers where we reclaim, refurbish and recycle pre-owned remote controls. Under this program, major components in pre-owned remote control units are reused or recycled. For example, the printed circuit board assemblies ("PCBA") are cleaned, tested and reused, or plastics are reground to be reused. We have also employed new master carton packing methods to increase shipping efficiency and reduce cardboard usage. Some of our manufacturing facilities are switching to the use of recycled solder. To further reduce collateral waste, we have introduced an initiative to reduce and/or remove single use plastics ("SUP") from our supply chain and manufacturing process for certain customer programs.

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

Climate Change

Our operations, supply chain and products are expected to become increasingly subject to federal, state, local and foreign laws, regulations, and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and lower carbon technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements. Our Board of Directors (the "Board"), specifically the Corporate Governance, Sustainability and Nominating Committee, is responsible for risk oversight, which includes relevant environmental-related risks such as climate change.

Government regulations are subject to change; therefore, we are unable to predict the impact of complying with potential future requirements or whether doing so will materially affect our operations, financial situation or business.

Human Capital

As of December 31, 2023, we employed 4,177 members of staff across our worldwide facilities. Of this staff, 3,127 are associated with our manufacturing and supply chain organizations in the PRC, Mexico, Vietnam and Brazil. Beyond the manufacturing and supply chain organizations, 649 of staff work in engineering and R&D, 117 in sales, marketing, consumer service and support and 284 in executive and administrative functions.

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

Employee Recruitment, Retention, and Development

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
•connected thermostat engineering and R&D teams are located in Santa Ana and Poway, California;
•hardware engineering teams are located in Panyu and Suzhou in the PRC;
•software, firmware and device database teams are located in Bangalore, India; and
•a software services team focused on support software solutions is located in Plymouth, Minnesota.

Next to these specialized centers of excellence, we employ engineering, sales and marketing and support staff in many of our regional offices in the United States, The Netherlands, Hong Kong, PRC, Brazil, India, Japan, Korea, Singapore and Mexico.

Inclusion

We are an Equal Opportunity Employer and are committed to providing a workplace free of discrimination, harassment and retaliation for all employees and we value equality, opportunity and respect. Our Code of Conduct covers topics related to inclusion and anti-discrimination. We encourage any employee who believes they are the subject of discrimination, harassment or retaliation to express concerns without fear of retribution or retaliation to their immediate supervisors, any senior-level managers, or through the UEI Ethics Line.

Labor unions represent approximately 20.0% of our 4,177 employees as of December 31, 2023. Some of these unionized workers are employed in Monterrey, Mexico, and are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Additionally, workers at our Vietnam facility are covered by a collective bargaining agreement. These workers represent approximately 10.0% of our 4,177 employees as of December 31, 2023. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.

Safety, Health, and Wellness

The health and safety of our employees, contractors, visitors and the communities in which we operate is paramount. We are committed to reducing or eliminating health and safety risks through our health and safety programs, including effective control measures, emergency response plans and training programs. This commitment is outlined in our Global Health and Safety Policy. As a member of RBA, we also adhere to the standards of the RBA Code of Conduct to ensure working conditions are safe throughout our supply chain.

Seasonality

Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2024.

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers on March 14, 2024:

Name	Age	Position
Paul D. Arling	61	Chairman of the Board and Chief Executive Officer
Bryan M. Hackworth	54	Senior Vice President and Chief Financial Officer
Ramzi S. Ammari	58	Senior Vice President, Corporate Planning and Strategy
David Chong	62	Executive Vice President, Global Sales
Richard A. Firehammer, Jr.	66	Senior Vice President, General Counsel, Head of Global Compliance, and Corporate Secretary
Richard K. Carnifax	37	Senior Vice President, Global Operations

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2023 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2024 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc. (a manufacturer and distributor of professional turf care products). Prior to LESCO, he worked for Imperial Wallcoverings (a manufacturer and distributor of wall covering products) as Director of Planning and The Michael Allen Company (a strategic management consulting company) where he was employed as a management consultant. Mr. Arling received his Bachelor of Science and Master of Business Administration from The Wharton School of the University of Pennsylvania.

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

David Chong is our Executive Vice President, Global Sales. He was previously responsible for the general management and sales of our Asia region and was promoted to his current position in October 2023. Mr. Chong joined us in January 2009 as Senior Vice President of Global OEM Sales. Prior to joining us, Mr. Chong served as Senior Vice President at Philips Consumer Electronics Division and as the Chief Marketing Officer of the business group Philips Display (Philips TV and computer monitor business). At Philips Display, he led the re-engineering of the Product Creation, Marketing and Sales Organization to compete successfully in the LCD TV space. Prior to this, he also served as Vice President and General Manager of the Audio Video Business in Asia, Vice President and Global Business Line Manager for Audio and various senior management positions at Philips' CE Division. Mr. Chong started at Philips Research Lab in 1984 as a research scientist working in the area of VLSI design methodologies. He also served as Managing Director for Asia at InVue Security Product before joining us. Mr. Chong had his senior education in The United Kingdom, holding a Bachelor of Science in Electrical and Electronics Engineering with High Honors from University of Nottingham.

Richard A. Firehammer, Jr., Esq. is our Senior Vice President, General Counsel, Head of Global Compliance, and Corporate Secretary. He joined us in October 1993 as General Counsel. He became our Corporate Secretary in February 1994. He was our Vice President from May 1997 until August 1998, and served as counsel to us from September 1998 until February 1999, at which time he was promoted to Senior Vice President. In January 2022, in addition to his duties as General Counsel and Secretary, he took on the added responsibilities as Head of Global Compliance. From November 1992 to September 1993, he was associated with the Chicago, Illinois law firm, Shefsky & Froelich, Ltd. From 1987 to 1992, he was with the law firm Vedder, Price, Kaufman & Kammholz in Chicago, Illinois. He received his Bachelor of Science in Accounting from Indiana University and a Juris Doctor degree from Whittier College School of Law. Mr. Firehammer is also a certified public accountant (inactive).

Richard K. Carnifax is our Senior Vice President, Global Operations. He joined us in May 2020 as Vice President, Global Supply Chain and in July 2022, he was promoted to Vice President, Operations. In February 2023, he was promoted to his current position, Senior Vice President, Global Operations. Prior to joining us, from March 2019 until May 2020, Mr. Carnifax was the Chief Operating Officer at Cast Nylons, a privately held manufacturer and distributor of cast nylon stock shapes and custom cast parts, and was Vice President, Operations at Cast Nylons from November 2017 until March 2019. From November 2015 until September 2017, he held various operational roles at Air Enterprises, a privately held manufacturer of specialty air handling equipment. Prior to joining Air Enterprises, Mr. Carnifax spent four years scheduling and planning materials for Howden, a provider of high-quality air and gas handling products and services to the power, oil and gas, mining and petrochemical industries. Mr. Carnifax holds a Bachelor of Arts in Political Science and a Master of Arts in International Relations/Business from the University of Akron.

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

Risks and Uncertainties

We are subject to various risks that could materially and adversely affect our business, results of operations, cash flows, liquidity, or financial condition which make an investment in our securities risky. You should understand that these risks could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity and stock price. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this report or in other Company communications, including those we file from time to time with the SEC. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

Risks Relating to Economic Conditions and Global Events

General political and economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, supply chain disruptions, labor shortages, wage pressures, geo-political matters and conflicts, rising inflation and potential economic slowdown or recession, as well as increases in costs including fuel and energy costs, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences. Among other events, the invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization ("NATO") and Russia. Conflict in the Middle East has led to disruption of international shipping lanes, causing shipping delays and fluctuating freight costs. These conflicts and the resulting sanctions and related countermeasures could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, and supply chain interruptions. Additionally, they have the potential to spread to or exacerbate tensions in other countries or regions, leading to new and unanticipated disruptions.

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

Risks Relating to Operations

Cybersecurity Issues: Cybersecurity Incidents, Failure to Maintain the Integrity of and Protect Internal or Customer Data May Result in Faulty Business Decisions, Operational Inefficiencies, Damage to our Reputation and/or Subject Us to Costs, Fines, or Lawsuits
Our business requires collection, processing, and retention of large volumes of data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract, including in areas such as customer product servicing, human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data, including proprietary information, is critical to us. If that data is inaccurate or incomplete or inaccessible, we may make faulty decisions. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party suppliers and vendors with which we do business, may be vulnerable to cybersecurity threats, attacks or incidents, acts of vandalism or misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any cybersecurity incidents involving the misappropriation, loss or other unauthorized disclosure of customer, employee, supplier or Company information, whether caused by us, an unknown third party, or the retailers, dealers, licensees or other third-party suppliers and vendors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. As cybersecurity threats evolve in sophistication and become more prevalent worldwide, we continue to aim to increase our sensitivity and attention to these threats, seek additional investments and resources to address these threats and enhance the security of our facilities and systems and strengthen our controls and procedures to monitor, protect against and mitigate these threats. The domestic and international legal and regulatory environment related to information security, data collection and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business. Compliance with these requirements, including the European

Union's General Data Protection Regulation ("GDPR"), China's newly enacted Personal Information Protection Law ("PIPL") and other domestic (including state law) and international regulations, could result in additional costs and changes to our business practices.

Moreover, we rely heavily on computer systems to manage and operate our business, record and process transactions, and manage, support and communicate with our employees, customers, suppliers, vendors, and other third parties. Computer systems are important to production planning, finance, company operations and customer service, among other business-critical processes. Despite our efforts to prevent disruptions to our computer systems, these systems may be affected by damage, disruption, attack, or interruption from, among other causes, power outages, system failures, computer viruses and other intrusions, including cybersecurity incidents. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which we operate. We rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions in or cybersecurity incidents related to such systems. Remote work and remote access to our systems has increased, which also increases the risk of cybersecurity incidents on our systems surface. In addition, there has been a global increase in cybersecurity threat volume, frequency, and sophistication driven by the global enablement of remote workforces. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity incidents. We continue to try to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems (including through upgrades to our security and information technology systems), providing training for all employees (with more enhanced or frequent training based on role or responsibility), assessing the continued appropriateness of relevant insurance coverage and strengthening our controls and procedures to monitor, mitigate and respond appropriately to these threats. We carry cyber insurance, and while we have not incurred any material losses due to any failure of or disruptions to our systems, or from any cybersecurity incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or that any insurer will not deny coverage as to any future claim.

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

Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our products, accessory products, and proprietary technologies to video service providers, OEMs, retailers and private label customers. We also supply our products, accessory products, and technologies to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide. While we generally have a broad and varied customer base, during the years ended December 31, 2023, 2022 and 2021, Daikin Industries Ltd. accounted for sales totaling more than 10% of our net sales. During the years ended December 31, 2022 and 2021, Comcast Corporation also accounted for sales totaling more than 10% of our net sales. In addition to these customers, we have some customers that, individually or through their subsidiaries or affiliated partners, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.

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

Manufacturing Risks
We operate factories in the PRC, Vietnam, Mexico and Brazil. In addition, we utilize third-party manufacturers located in Asia to manufacture a portion of our products. We believe that the loss of any one or more of these third-party manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major third-party manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.

U.S.-China Trade and Supply Chain Compliance Risks
In recent years, U.S.-China trade and investment has become subject to additional regulatory conditions and restrictions, including restrictions on certain imports and exports, increased tariffs, inbound and outbound investment restrictions, and enhanced prohibitions targeting the use of forced labor in supply chains. Political leaders, regulatory agencies and legislators have also increased their focus on enforcing these rules and monitoring companies’ compliance. We maintain policies and procedures designed to ensure compliance with these rules, and we do not believe that these rules or our efforts to comply with them materially impact our business, but it is possible that these restrictions, tariffs and related government initiatives will expand and that their effect our business will become more onerous, and we cannot be certain that our compliance efforts will in all cases be successful.

In the United States, among other relevant restrictions, the Uyghur Forced Labor Prevention Act (the "UFLPA") creates a rebuttable presumption that all goods produced or manufactured, even partially, in the PRC’s Xinjiang Uyghur Autonomous Region ("XUAR") were made with forced labor and, therefore, would not be allowed entry at U.S. ports. Importers are required to present clear and convincing evidence that goods from the XUAR are not made with forced labor. While we do not authorize the sourcing of any product from the XUAR and have increased actions to ensure our entire supply chain is free of any products made with forced labor, there is nonetheless a risk, particularly in light of prior media allegations and government inquiries focusing on our subsidiary Gemstar and Uyghur individuals previously working at its facilities in non-XUAR locations in China, that our business, results of operations and financial condition could be adversely affected by the UFLPA, related regulatory requirements and enforcement activity, or related customer concerns. Gemstar has terminated its relationship with the third-party labor agency that engaged these workers, ended its arrangement with the workers in question, and paid all outstanding wages and severance directly and individually to each of these workers; further, we believe that we have addressed all outstanding questions from government authorities concerning this matter. Nonetheless, our reliance on international supply chains involves a risk of adverse effects to our business, including from government restrictions and enforcement efforts.

Among other things, we utilize third-party suppliers as well as third-party employment or labor agencies to provide us with staff to support our production activities. While we require these suppliers and agencies to adhere to our Supplier Code of Conduct, which among other things prohibits forced labor in any manner and requires them to treat all employees with respect and dignity, use of third-party agencies has come under worldwide scrutiny. If a supplier or third-party labor agency were to engage in actual or apparent non-compliance with our Supplier Code of Conduct or otherwise violate applicable laws or regulations, this could create compliance challenges for us and adversely affect our business or our customer relationships.

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

Difficulty in Ordering Integrated Circuits and Increases in Commodities and Freight Costs Have Adversely Affected and Will Continue to Adversely Affect Our Business
We have experienced difficulty in ordering ICs in the recent past and this difficulty could continue in the future. While we have identified other sources of ICs and are taking other production and inventory control steps in order to mitigate the effects caused by these types of shortages, we cannot guarantee that the alternative sources will meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers' demands. This, in turn, may affect our ability to meet our quarterly revenue targets and otherwise adversely affect our business. In addition, many of our products are paired with certain of our customers' products, like set-top boxes and televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease. Also, we are continuing to experience increases in freight costs which have and may continue to adversely affect our margins. At the same time, in order to secure components for our products or services, we have and may continue to make advance payments to suppliers and/or enter into non-cancelable commitments with suppliers. We have and may continue to strategically purchase ICs and other key components in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand properly or if customer changes its demand significantly, a temporary "oversupply" could result in excess or obsolete components.

Transportation Costs and Impact of Oil Prices
We ship products from our factories and foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand or delays in production and, as a result, products may be shipped via air which is more costly than ocean shipments. We typically cannot recover the increased cost of air freight from our customers. Additionally, tariffs and other export fees may be incurred to ship products from foreign manufacturers to the customer. These increases in costs and tariffs may have a material adverse effect on our product margins. We also have an exposure to oil prices in two forms. The first is in the prices of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products. The second is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. Rising oil prices may have an adverse effect on cost of sales and operating expenses, and Russia's invasion of Ukraine may continue to create uncertainty in oil prices. Conflict in the Middle East may produce continued or increased disruptions to international shipping and fluctuating freight costs.

Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 800 of our Brazil and Mexico employees are represented by labor unions. Additionally, approximately 400 of our Vietnam employees are covered by a collective bargaining agreement. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.

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

Risks Related to Doing Business in the PRC

Presently, we manufacture many of our products in our factories in the PRC. Additionally, many of our contract manufacturers are located in the PRC. In addition to the other risks identified herein, doing business in the PRC carries a number of risks including the following:

The Fluctuation of the Chinese Yuan Renminbi May Adversely Impact Our Manufacturing Costs
Under Chinese monetary policy, the Chinese Yuan Renminbi is permitted to fluctuate within a managed band against a basket of certain foreign currencies and has resulted in increased volatility in the exchange rate of the Chinese Yuan Renminbi against the U.S. Dollar. Any significant appreciation of the Chinese Yuan Renminbi against the U.S. Dollar could lead to higher manufacturing costs for our products.

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

Changes in the Policies of the PRC Government May Have a Significant Impact Upon the Business We Conduct in the PRC and the Profitability of Such Business
Our business operations may be adversely affected by the current and future political environment in the PRC. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, labor and social insurance, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Additionally, in light of recent geo-political tensions and competing territorial claims, the PRC's relationships with other countries or governments could grow more complex or openly adversarial, potentially leading to far-reaching market disruptions. Potential conflict across the Taiwan Strait or between the PRC and other countries or governments could cause a significant adverse effect to our business, and could lead to a disruption in our ability to operate in or source from the PRC.

The PRC Laws and Regulations Governing Our Current Business Operations are Sometimes Vague and Uncertain
There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

The PRC's Legal and Judicial System May Not Adequately Protect Our Business and Operations and the Rights of Foreign Investors
The PRC legal and judicial system may negatively impact foreign investors, with inconsistent enforcement of existing laws. In addition, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors.

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

Significant Developments From Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
The U.S. government implemented additional tariffs on certain goods imported from the PRC. We manufacture a substantial amount of our products in the PRC and are presently subject to these additional tariffs and will remain so until the tariff lists are altered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations. As a result of these tariffs and other governmental action, we moved production of many of our products destined for the U.S. to Mexico, Vietnam and a third-party manufacturing partner outside of the PRC.

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

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Our international operations continue to grow, making up a significant part of our current business and future strategic plans. We presently operate factories in the PRC, Vietnam, Mexico and Brazil, engineering centers in India, Korea and Japan and rely on third-party manufacturers located in Asia. We are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

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

We become subject to tax controversies in various jurisdictions at various times, and these jurisdictions may assess additional tax liabilities against us. Developments in an audit, investigation, or other tax controversy could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.

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

Regulations Related to the Use of Conflict-Free Minerals May Increase Our Costs and Expenses, and an Inability to Certify that Our Products are Conflict-Free May Adversely Affect Customer Relationships
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such "conflict" minerals. As a result, the SEC enacted annual disclosure and reporting requirements for public companies to conduct due diligence to determine the source of any conflict minerals used in our products and to make annual disclosures in filings with the SEC. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the rules may reduce the number of suppliers who provide components and products containing conflict-free minerals and thus may increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses may have a material adverse impact on our financial condition and results of operations. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which may place us at a competitive disadvantage, and our reputation may be harmed.

The Prominence and Evolution on Disclosures related to ESG Matters May Expose Us to Certain Performance and Reputational Risks
We have established certain ESG goals and reporting of ESG data. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. Standards for tracking and reporting ESG matters continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters relating to our operations and supply chain are evolving along with various standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, service provider or employer could be negatively impacted.

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

Additionally, we have long-lived and intangible assets recorded on our consolidated balance sheet. We assess these assets for impairment whenever events or changes in circumstances indicate that the fair value may be below its carrying value. Factors considered important that may trigger said assessment include, among others, a significant adverse change in legal factors or in business climate, a decline in macroeconomic conditions, a significant decline in our financial performance or a significant decline in the price of our common stock for a sustained period of time. Impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows that may result in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.

Market Projections and Data are Forward-looking in Nature
Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the markets within which we compete, economic conditions, customer buying patterns, the timeliness of equipment development, pricing of products, and availability of capital for infrastructure improvements may affect these predictions. In addition, market data upon which we rely is based on third-party reports that may be inaccurate. The inaccuracy of any of these projections and/or market data may adversely affect our operating results and financial condition.

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

In addition, under the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), we may elect to pay interest on the revolving line of credit ("Credit Line") based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin or a base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement), plus an applicable margin. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

Our Ability to Generate Cash Depends on Many Factors Beyond Our Control
Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund our other liquidity needs and make planned capital expenditures.

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

A significant portion of our operations is conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Except for Universal Electronics BV, which has guaranteed the performance under our Credit Line, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs. In addition, any payment of dividends, loans or advances by our subsidiaries may be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Further, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.

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

Risks Relating to Our Stock

The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance
Historically, we have had large fluctuations in the price of our common stock including a significant decline in our stock price, and such fluctuations may continue. The trading market for our common stock has historically been at low volumes and our market price is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to product and technology development, relationships with new and existing customers, litigation and other legal proceedings in which we are involved and intellectual property impacting us or our business; announcements concerning strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock; the inclusion or removal of our common stock from any indices; investor perceptions as to the likelihood of achievement of near-term goals; changes in market share of significant customers; changes in operating performance and stock market valuations of other technology or content providing companies generally; and market conditions or trends in our industry or the economy as a whole. Stockholders of other companies have instituted securities class action litigation against such companies after periods of price volatility in such companies' stock. If we were to become involved in such securities litigation, we may incur substantial costs and the attention of management may be diverted from our business.

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

General Risks

Economic Downturns and Other Global, National, and Regional Conditions May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because we conduct our business on a global platform, our business is sensitive to global and regional business and economic conditions. Adverse changes in global, national, regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions (such as the Russian invasion of Ukraine, conflict in the Middle East, tension across the Taiwan Strait and tension between the United States and the PRC, and the ramifications of those and other events) impact our activities. Additionally, we conduct business in countries that have policies which restrict outbound U.S. Dollar transactions. During 2023, we experienced these conditions in Argentina and expect these restrictions to continue. Such conditions in the United States and worldwide may impact our business due to weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, advisories, or disruptions, and concerns over disease, violence, war, or terrorism may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.

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

Risks Relating to Natural or Man-Made Disasters, Contagious Disease, Climate Change, Violence, or War May Cause Increases in the Cost of Raw Materials, Production, and Energy which May Adversely Affect Our Earnings or Cash Flow
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. So called "Acts of God," such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we lease and/or own properties and equipment or manage our business, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events, including the actions taken in the ongoing conflicts in the Middle East and by Russia against Ukraine, could disrupt sales volumes, raw material and fuel supplies and increase our costs, reduce our ability to manufacture and supply our products, and/or increase our operating costs, all of which could adversely affect our earnings or cash flows and profits. There are also inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure globally, all have the potential to disrupt our business and operations. Such events could result in increases in our costs and expenses and harm our future revenue, cash flows and financial positions.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

We have developed cybersecurity risk management processes to identify, manage, and prevent risks related to cybersecurity. Our Information Technology ("IT") team manages our cybersecurity program and the security measures and processes we have in place.

Risk Management and Strategy

Global cybersecurity threats and incidents can pose risks to UEI, impacting data security, operational efficiency, and financial stability. Our business requires collection, processing, and retention of large volumes of Company and sensitive and confidential third party data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract, including in areas such as customer product servicing, human resources outsourcing, website hosting, and various forms of electronic communications. Cybersecurity incidents risk disclosure of sensitive information and disruption of our operations. Financial consequences include recovery costs, fines, and potential legal repercussions. Such incidents could result in losses, severely damage our reputation or expose us to the risks of litigation and liability.

Cybersecurity is managed as part of the Company's enterprise risk management program. We have integrated cybersecurity risk management into our enterprise-wide risk assessment through evaluations of IT infrastructure, compliance audits and aligning cybersecurity goals with overall business objectives. We work with cybersecurity experts to better understand potential cybersecurity threats.

Measures we have employed to identify potential cybersecurity threats include advanced threat detection systems, such as intrusion detection systems and security information and event management tools. We manage and work to prevent these cybersecurity threats using a variety of strategies, including deploying firewalls and anti-malware tools, implementing access controls and leading security audits. Our incident response plans and monitoring systems also support detection and prevention of cybersecurity threats.

We aim to monitor these risks in connection with third parties in addition to our own operations. We collaborate with external cybersecurity consultants and auditors for independent audits and vulnerability assessments of our existing processes and systems. Our third-party cyber risk assessment program is designed to oversee certain third parties and have those third parties adhere to cybersecurity standards. This program has measures to help further manage and attempt to mitigate potential cybersecurity risks arising from third-party engagements, including security audits, compliance checks for cybersecurity standards, risk evaluation procedures for certain third parties, contractual security requirements in certain third party agreements and monitoring tools. We conduct cybersecurity training with our employees as appropriate based on their roles within the Company.

Governance

Our Board of Directors plays a role in guiding and overseeing our cybersecurity strategies. Our Audit Committee maintains responsibility for cybersecurity oversight by setting policies, reviewing risk management strategies and reviewing compliance with legal and regulatory requirements. The Audit Committee, as appropriate, briefs the broader Board of Directors on cybersecurity matters.

Management is also responsible for upholding our cybersecurity processes. Our Vice President of IT Infrastructure is responsible for cybersecurity oversight and for developing strategies to mitigate cyber risks, monitoring policy compliance and educating staff on security practices. Our Cybersecurity Management team, led by our Vice President of IT Infrastructure, reports to the Audit Committee of the Board of Directors on cybersecurity matters, including incident reports, compliance status and updates on cybersecurity initiatives. The Audit Committee aims to meet at least once each fiscal quarter to specifically address cybersecurity matters, but convenes as necessary to fulfill its cybersecurity oversight responsibilities.

To date, management has not identified risks from cybersecurity incidents, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. While we work to maintain our cybersecurity processes, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks, and data or those of our third-party providers.

ITEM 2. PROPERTIES

Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Bangalore, India	Engineering, research and development	21,326	Leased, expires July 31, 2024
Carlsbad, California	Engineering, research and development	30,758	Leased, expires December 31, 2027
Plymouth, Minnesota	Engineering, research and development	5,275	Leased, expires March 31, 2025
Poway, California	Engineering, research and development	7,891	Leased, expires December 31, 2024
Santa Ana, California	Engineering, research and development	18,420	Leased, expires November 30, 2027
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2025
Hong Kong, PRC	Asian headquarters	6,550	Leased, expires July 31, 2025
Enschede, Netherlands	European headquarters and call center	19,407	Leased, expires February 28, 2029
Guangzhou, PRC	Service center	26,850	Leased, expires April 14, 2026
Hai Duong, Vietnam	Manufacturing facility	124,776	Leased, expires December 1, 2034
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2025
Monterrey, Mexico	Manufacturing facility	101,571	Leased, expires April 30, 2024
Monterrey, Mexico	Manufacturing facility	61,296	Leased, expires April 15, 2029
Monterrey, Mexico	Storage facility	145,185	Leased, expires July 29, 2025
Yangzhou, PRC (1)	Manufacturing facility	1,247,688	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. Our stockholders of record on March 11, 2024 numbered 159. We have never paid cash dividends on our common stock. We intend to retain our earnings, if any, to reinvest in the business for future operations and expansion and, as such, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023 - October 31, 2023	—	$—	—	—
November 1, 2023 - November 30, 2023	103,187	8.63	100,000	900,000
December 1, 2023- December 31, 2023	55	9.58	—	900,000
Total	103,242	$8.63	100,000	900,000

(1)Of the repurchases in November and December, 3,187 and 55 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)On October 26, 2023, our Board approved a new share repurchase program with an effective date of November 7, 2023 (the "October 2023 Program"). Pursuant to the October 2023 Program, we are authorized to repurchase up to 1,000,000 shares of our common stock. We may utilize various methods to effect the repurchases under the October 2023 Program, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans

Performance Chart

The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five-year period ended December 31, 2023. The comparison assumes that $100 was invested on December 31, 2018 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Returns of Universal Electronics Inc., S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Universal Electronics Inc.
S&P Small Cap 600
NASDAQ Composite
Peer Group Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Universal Electronics Inc.	$100	$207	$208	$161	$82	$37
S&P Small Cap 600	$100	$121	$132	$166	$137	$156
NASDAQ Composite Index	$100	$135	$194	$236	$158	$226
Peer Group Index (1)	$100	$121	$200	$186	$139	$186

(1) Companies in the Peer Group Index are as follows: Dolby Laboratories, Inc.; Logitech International S.A.; VOXX International Corp.; and Xperi Corporation (formerly TiVo Corporation).

The information presented above is as of December 31, 2018 through December 31, 2023. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally discuss 2023 and 2022 items and year-to-year comparisons between 2023 and 2022 in the section that follows. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

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

Overview

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, security, home automation, climate control, and home appliance markets. Our product and technology offerings include:

•easy-to-use, voice-enabled, automatically-programmed universal, two-way radio frequency ("RF") as well as infrared ("IR") remote controls, sold primarily to video service providers (cable, satellite, Internet Protocol television ("IPTV") and Over the Top ("OTT") services), original equipment manufacturers ("OEMs"), retailers, and private label customers;
•wall-mount and handheld thermostat controllers and connected accessories for smart energy management systems, primarily to OEM customers, as well as hotels, hospitality and system integrators;
•proprietary and standards-based RF sensors designed for residential security, safety and home automation applications;
•integrated circuits ("ICs"), on which our software and universal device control database is embedded, sold primarily to OEMs, video service providers, and private label customers;
•software, firmware and technology solutions that can enable devices such as Smart TVs, hybrid set-top boxes, audio systems, smart speakers, game consoles and other consumer electronic and smart home devices to wirelessly connect and interoperate within home networks to enable control and delivery of home entertainment, smart home services and device or system information;
•cloud-services that support our embedded software and hardware solutions (directly or indirectly) enabling real-time device identification and system control;
•intellectual property that we license primarily to OEMs and video service providers;
•embedded and cloud-enabled software for reliable firmware update provisioning and digital rights management validation services to major consumer electronics brands; and
•AV accessories sold, directly and indirectly, to consumers including universal remote controls, television wall mounts and stands and digital television antennas.

A key factor in creating products and software for control of entertainment devices is our proprietary device knowledge. Each year our device discovery and control libraries continue to grow across AV and smart home platforms, supporting many common smart home protocols, including IR, HDMI-CEC, Zigbee (Rf4CE), Z-Wave, IP, as well as Home Network and Cloud Control.

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

To recap our results for 2023:

•Net sales decreased 22.5% to $420.5 million in 2023 from $542.8 million in 2022.
•Our gross profit percentage decreased to 23.2% in 2023 from 28.1% in 2022.
•Operating expenses, as a percent of sales, increased to 43.5% in 2023 from 25.4% in 2022.
•Operating loss was $85.3 million in 2023 compared to operating income of $14.5 million in 2022, and our operating loss percentage was 20.3% in 2023, compared to an operating income percentage of 2.7% in 2022.
•Income tax expense was $6.0 million in 2023 compared to $11.0 million in 2022.

Our strategic business objectives for 2024 include the following:

•deliver new standard products, as well as custom variants, currently on our project development backlog, specifically in the climate control channel;
•broaden our home control and home automation product offerings with the aim of acquiring new customers that represent market share leaders in their respective channels and regions;
•expand our software and service platform, QuickSet, to deliver new features that enhance the personalization and engagement of users on smart entertainment and smart home platforms;
•execute go-to-market strategies that help position our sustainable technology in our major verticals;
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

We continued to see supply chain improvements across most long-lead time components, including ICs, during 2023. While we expect this to continue, demand fluctuations and output may affect us in the future based on feedback from our supplier base. We continue to take production and inventory control steps as required to mitigate the effects caused by any shortages including advanced purchasing of long-lead time components, as necessary; however, we cannot guarantee that these steps will allow us to meet some customer short-term requirements. As such, these supply constraints may continue to cause difficulty and delays in our ability to fulfill customer orders and may at times result in increased logistics costs.

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

Manufacturing Footprint

We have been evaluating our global manufacturing footprint based upon our long-term factory planning strategy to (1) de-risk our reliance on a PRC-based supply chain and (2) reduce our manufacturing capacity due to decreased demand and a change in mix of our products. As part of this evaluation, we opened a new factory in Vietnam, which commenced manufacturing operations in June 2023 after incurring startup costs in the first half of 2023. With our Vietnam factory now open and meeting short-term operational targets, with the expectation of continued improvement, we stopped manufacturing activities in our southwestern China factory in September 2023 and have substantially completed its shutdown. We are also working to downsize our factory in Mexico due to decreased demand in our U.S. market and our Vietnam facility's ability to supply our North American customers. As a result of these decisions, we have recorded impairment charges of $7.7 million and severance and other restructuring expenses of $4.0 million during the year ended December 31, 2023.

We continue to evaluate our Mexico facility as part of our long-term factory planning strategy. We are currently planning to downsize and streamline the Mexico operations by moving to a smaller, more efficient facility. We expect to commence operations in this downsized facility in the second quarter of 2024, which may result in a material amount of severance and moving costs. We will continue to evaluate our global factory footprint to identify ways to operate more efficiently and decisions may result in charges that could have a material effect on the consolidated the financial statements.

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

    Timing of Revenue Recognition – When determining the classification of over time versus point in time revenue recognition, there is significant judgment exercised by management in identifying and evaluating whether new contracts and/or products meet the criteria for over time or point in time revenue recognition. Significant judgments include the evaluation of legal terms and rights within each jurisdiction that we operate, specifically as it relates to our entitlement to gross margin at termination, and the evaluation of whether it is possible, contractually or economically, to repurpose or redirect products.

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

We perform our annual impairment test, and any required interim tests, using the optional qualitative assessment, weighing the relative impact of factors that are specific to our single reporting unit including our market capitalization compared to the carrying value of our stockholders' equity, as well as industry and macroeconomic factors. Based on the qualitative assessment performed, we consider the aggregation of the relevant factors, and conclude whether it is more likely than not that the fair value of our single reporting unit is less than the carrying value. If we conclude that it is more likely than not that the fair value of our single reporting unit is less than the carrying value, or if we decide not to elect the optional qualitative assessment, we perform a quantitative impairment test, using cash flow projections, discounted by our weighted-average cost of capital. In addition to any quantitative impairment analysis, we also consider the implied control premium compared to our market capitalization.

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

We are subject to income taxes in the United States and foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities could challenge certain positions which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges in accordance with the accounting for uncertainty in income taxes prescribed by U.S. GAAP. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates.

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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	76.8	71.9
Gross profit	23.2	28.1
Research and development expenses	7.4	6.0
Factory restructuring charges	1.0	—
Selling, general and administrative expenses	23.4	19.4
Goodwill impairment	11.7	—
Operating income (loss)	(20.3)	2.7
Interest income (expense), net	(1.0)	(0.4)
Other income (expense), net	(0.6)	(0.2)
Income (loss) before provision for income taxes	(21.9)	2.1
Provision for income taxes	1.4	2.0
Net income (loss)	(23.3)%	0.1%

Year Ended December 31, 2023 ("2023") Compared to Year Ended December 31, 2022 ("2022")

Net sales. Net sales for 2023 were $420.5 million, a decrease of 22.5% compared to $542.8 million in 2022. Lower customer demand in our home entertainment channel, consisting of video service providers and consumer electronics companies, was the primary reason for the decline in sales.

Gross profit. Gross profit in 2023 was $97.6 million compared to $152.3 million in 2022. Gross profit as a percent of sales decreased to 23.2% in 2023 compared to 28.1% in 2022. Gross profit as a percentage of sales was adversely impacted by excess capacity which resulted in manufacturing inefficiencies. In an effort to optimize our factory footprint and reduce capacity to be commensurate with current demand, we impaired machinery and equipment and leasehold improvements associated with the closure of our southwestern China factory, which ceased manufacturing operations in September 2023. We also incurred impairment charges relating to machinery and equipment at our Mexico factory. In addition, we incurred start-up costs in the first half of 2023 associated with our Vietnam facility. Overall, operations in our new Vietnam factory have exceeded our expectations and we expect continued improvement in production efficiencies as it scales. Partially offsetting these items was a stronger U.S. dollar versus the Chinese Yuan Renminbi.

Research and development ("R&D") expenses. R&D expenses decreased 3.6% to $31.3 million in 2023 from $32.5 million in 2022. The decrease in R&D expenses is primarily due to reduced external product development expenses.

Factory restructuring charges. During the year ended December 31, 2023, we recorded $4.0 million in expense, which included severance and other expenses related to the closure of our southern China factory. In addition, we incurred expenses to move equipment from our Mexico factory to our Vietnam factory.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 6.5% to $98.5 million in 2023 from $105.3 million in 2022, due to a decrease in outside legal expenses related to a specific legal matter, as well as cost savings initiatives executed in 2023.

Goodwill impairment. During the year ended December 31, 2023, we recorded a non-cash goodwill impairment charge of $49.1 million due to our market capitalization being significantly less than the carrying value of our equity.

Interest income (expense), net. Net interest expense increased to $4.3 million in 2023 from $2.2 million in 2022 as a result of a higher interest rate, partially offset by a lower average loan balance and increased interest income.

Other income (expense), net. Other expense, net was $2.6 million in 2023, compared to other expense, net of $1.0 million in 2022, both as a result of additional net foreign currency losses offset partially by fixed asset sales.

Income tax expense. Income tax expense was $6.0 million in 2023 compared to $11.0 million in 2022. Our effective tax rate in 2023 and 2022, (6.5)% and 96.4%, respectively, differs from the U.S. statutory rate of 21% primarily as a result of our jurisdictional mix of pre-tax income/loss, as well as losses incurred in the U.S. which are not benefited due to a valuation allowance.

Liquidity and Capital Resources

Sources of Cash

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. In addition, we have utilized our revolving line of credit to fund share repurchases and past acquisitions. We anticipate that we will continue to utilize both cash flows from operations and our revolving line of credit to support ongoing business operations, capital expenditures, expenses associated with our long-term factory planning strategy, future discretionary share repurchases and potential future acquisitions. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays for at least the next twelve months and for the foreseeable future thereafter; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving line of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the market risks identified in "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

	December 31,
	2023	2022
Cash and cash equivalents	$42,751	$66,740
Available borrowing resources	70,000	37,000

Cash and cash equivalents – At December 31, 2023, we had $8.5 million, $11.1 million, $2.4 million, $8.2 million and $12.6 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a $125.0 million revolving line of credit ("Credit Line") that expires on April 30, 2024. On March 13, 2024, we executed an amendment to our Second Amended Credit Agreement, which adjusts the Credit Line to a two-tiered limit of $85.0 million up to $100.0 million (subject to meeting certain financial conditions) and extends the term to April 30, 2025. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2023. At December 31, 2023, we had an outstanding balance of $55.0 million on our Credit Line and $70.0 million of availability.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 9" for further information regarding our Credit Line.

Uses of Cash

Our cash flows were as follows:

(In thousands)	Year Ended December 31, 2023	Increase (Decrease)	Year Ended December 31, 2022
Cash provided by (used for) operating activities	$25,190	$14,264	$10,926
Cash provided by (used for) investing activities	(13,877)	7,331	(21,208)
Cash provided by (used for) financing activities	(34,779)	(55,280)	20,501
Effect of foreign currency exchange rate changes on cash and cash equivalents	(523)	3,769	(4,292)
Net increase (decrease) in cash and cash equivalents	$(23,989)	$(29,916)	$5,927

	December 31, 2023	Increase (Decrease)	December 31, 2022
Cash and cash equivalents	$42,751	$(23,989)	$66,740
Working capital	97,703	(23,864)	121,567

Net cash provided by operating activities was $25.2 million during 2023 compared to $10.9 million during 2022. Net loss was $98.2 million for the year ended December 31, 2023, which includes the impairment of goodwill of $49.1 million and long-lived assets of $8.0 million, compared to net income of $0.4 million for the year ended December 31, 2022. Inventories decreased by $51.5 million during the year ended December 31, 2023 compared to an increase of $9.9 million during the year ended December 31, 2022. This significant decrease in inventories is primarily the result of less demand for our video service products. In addition, lead times for components and raw materials have normalized, enabling more efficient production planning. Our inventory turns increased to 2.8 turns at December 31, 2023 compared to 2.2 turns at December 31, 2022. Changes in accounts receivables and contract assets resulted in cash inflows of $5.0 million during the year ended December 31, 2023 compared to $12.8 million during the year ended December 31, 2022, largely as a result of a reduction in sales during 2023 offset by an increase in days sales outstanding. Days sales outstanding were 94 days at December 31, 2023 compared to 80 days at December 31, 2022. Changes in accounts payable and accrued liabilities resulted in cash outflows of $21.4 million and $28.7 million during the years ended December 31, 2023 and December 31, 2022, respectively, due primarily to a decrease in inventory purchases as a result of lower demand. Changes in accrued income taxes resulted in cash outflows of $3.5 million during the year ended December 31, 2023 compared to $2.1 million during the year ended December 31, 2022.

Net cash used for investing activities during 2023 was $13.9 million, of which $8.1 million and $5.8 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during 2022 was $21.2 million, of which $7.5 million, $0.9 million, $14.0 million and $6.6 million was used for the purchase of our term deposit investment, acquisition of Qterics Inc., capital expenditures, and the development of patents, respectively. Offsetting these amounts was $7.8 million received upon the redemption of our term deposit investment.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $9.0 million and $11.0 million in 2024, which includes amounts associated with our factory in Vietnam, which commenced operations during the second quarter of 2023.

Net cash used for financing activities was $34.8 million during 2023 compared to net cash provided by financing activities of $20.5 million during 2022. The primary financing activities in 2023 and 2022 were borrowings and repayments on our line of credit and repurchases of shares of our common stock. Net repayments on our line of credit were $33.0 million in 2023 and net borrowings were $32.0 million in 2022. During 2023, we purchased 164,540 shares of our common stock at a cost of $1.8 million compared to 434,107 shares at a cost of $13.0 million during 2022.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Line	$55,000	$55,000	$—	$—	$—
Inventory purchases	7,498	7,498	—	—	—
Operating lease obligations	20,560	6,054	8,017	3,957	2,532
Property, plant, and equipment purchases	1,709	1,709	—	—	—
Software license	5,462	555	1,320	1,741	1,846
Total material cash commitments	$90,229	$70,816	$9,337	$5,698	$4,378

We anticipate meeting our material cash commitments with our cash generated from operations and available borrowing on our Credit Line.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on the Secured Overnight Financing Rate ("SOFR") or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximate $0.4 million annual impact on net income based on our outstanding Credit Line balance at December 31, 2023.

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

Foreign Currency Exchange Rate Risk

At December 31, 2023, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products are manufactured. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Mexican Peso, Indian Rupee, Hong Kong Dollar, Japanese Yen, Korean Won and Vietnamese Dong and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2023, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from December 31, 2023, net income in the first quarter of 2024 would fluctuate by approximately $4.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2024, expressed an unqualified opinion.

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

Revenue recognition – Identifying and evaluating terms and conditions in contracts for the timing of revenue recognition

As described further in Note 2 and Note 4 to the consolidated financial statements, product revenue is generated through manufacturing and delivering universal control, sensing, and automation products, and AV accessories. The Company recognizes revenue over time for custom products with no alternative use when the Company has an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met. For each new contract and/or product, management performs an analysis to determine whether the asset created is a custom asset with no alternative use and whether the terms and conditions of the contract indicate the Company has an enforceable right to payment, with a reasonable margin, for performance completed prior to the transfer of control of the underlying asset. We identified the determination of over-time versus point-in-time revenue recognition as a critical audit matter.

The principal considerations for our determination that over-time versus point-in-time revenue recognition is a critical audit matter is the significant judgment exercised by management in identifying and evaluating whether new contracts and/or products meet the criteria for over-time or point-in-time revenue recognition. Significant judgments include the evaluation of contractual legal terms and rights within each jurisdiction in which the Company operates and evaluation of whether it is possible, contractually or economically, to repurpose or redirect products for an alternative use.
Our audit procedures related to the over-time versus point-in-time revenue recognition included the following, among others:

•We tested the design and operating effectiveness of key controls over the Company’s new and amended contract review process, specifically those related to the identification and evaluation of terms and conditions associated with an enforceable right to payment.
•We tested the design and operating effectiveness of key controls associated with the Company’s classification of new products, including those associated with the determination and classification of a product as having no alternative use.
•For a selection of products from the Company's active products listing, we performed testing to determine whether products marked as custom with no alternative use are restricted, contractually or economically, to be repurposed or redirected. This includes evaluating management judgment regarding the economic feasibility of repurposing a finished product and evidence to support that the final product has no alternative use.
•For a selection of revenue transactions, we traced the products sold into the Company’s listing of active products and determined whether that product was appropriately classified as custom or non-custom. For transactions selected with custom products, we also obtained and read the contract and contract amendments to determine whether the payment terms within the contract specifically identified an enforceable right to payment, including a reasonable margin, upon cancellation. The two parts to this test serve to determine whether the transaction was appropriately recorded over time or at a point in time.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.

Newport Beach, California
March 14, 2024

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$42,751	$66,740
Accounts receivable, net	112,596	112,346
Contract assets	4,240	7,996
Inventories	88,273	140,181
Prepaid expenses and other current assets	7,325	6,647
Income tax receivable	3,666	4,130
Total current assets	258,851	338,040
Property, plant and equipment, net	44,619	62,791
Goodwill	—	49,085
Intangible assets, net	25,349	24,470
Operating lease right-of-use assets	18,693	21,599
Deferred income taxes	6,787	6,242
Other assets	1,573	1,936
Total assets	$355,872	$504,163
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,033	$71,373
Line of credit	55,000	88,000
Accrued compensation	20,305	20,904
Accrued sales discounts, rebates and royalties	5,796	6,477
Accrued income taxes	1,833	5,585
Other accrued liabilities	21,181	24,134
Total current liabilities	161,148	216,473
Long-term liabilities:
Operating lease obligations	12,560	15,027
Deferred income taxes	1,992	2,724
Income tax payable	435	723
Other long-term liabilities	817	810
Total liabilities	176,952	235,757
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,346,383 and 24,999,951 shares issued on December 31, 2023 and 2022, respectively	253	250
Paid-in capital	336,938	326,839
Treasury stock, at cost, 12,459,845 and 12,295,305 shares on December 31, 2023 and 2022, respectively	(369,973)	(368,194)
Accumulated other comprehensive income (loss)	(20,758)	(21,187)
Retained earnings	232,460	330,698
Total stockholders' equity	178,920	268,406
Total liabilities and stockholders' equity	$355,872	$504,163

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$420,457	$542,751	$601,602
Cost of sales	322,897	390,459	428,586
Gross profit	97,560	152,292	173,016
Research and development expenses	31,281	32,452	30,917
Factory restructuring charges	4,015	—	—
Selling, general and administrative expenses	98,490	105,292	118,846
Goodwill impairment	49,075	—	—
Operating income (loss)	(85,301)	14,548	23,253
Interest income (expense), net	(4,332)	(2,200)	(566)
Loss on sale of Argentina subsidiary	—	—	(6,050)
Other income (expense), net	(2,621)	(955)	(557)
Income (loss) before provision for income taxes	(92,254)	11,393	16,080
Provision for income taxes	5,984	10,986	10,779
Net income (loss)	$(98,238)	$407	$5,301

Earnings (loss) per share:
Basic	$(7.64)	$0.03	$0.39
Diluted	$(7.64)	$0.03	$0.39
Shares used in computing earnings (loss) per share:
Basic	12,855	12,703	13,465
Diluted	12,855	12,779	13,742

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(98,238)	$407	$5,301
Other comprehensive income (loss):
Change in foreign currency translation adjustment	429	(7,663)	(427)
Change in foreign currency translation due to sale of Argentina subsidiary	—	—	5,425
Comprehensive income (loss)	$(97,809)	$(7,256)	$10,299

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	24,392	$244	(10,618)	$(295,495)	$302,084	$(18,522)	$324,990	$313,301
Net income							5,301	5,301
Currency translation adjustment						(427)		(427)
Change in foreign currency translation due to sale of Argentina subsidiary						5,425		5,425
Shares issued for employee benefit plan and compensation	203	2			1,090			1,092
Purchase of treasury shares			(1,243)	(59,664)				(59,664)
Stock options exercised	54	1			1,637			1,638
Shares issued to directors	30	—			—			—
Employee and director stock-based compensation					9,969			9,969
Performance-based common stock warrants					(686)			(686)
Balance at December 31, 2021	24,679	247	(11,861)	(355,159)	314,094	(13,524)	330,291	275,949
Net income							407	407
Currency translation adjustment						(7,663)		(7,663)
Shares issued for employee benefit plan and compensation	212	2			1,197			1,199
Purchase of treasury shares			(434)	(13,035)				(13,035)
Stock options exercised	80	1			1,535			1,536
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					10,013			10,013
Balance at December 31, 2022	25,000	250	(12,295)	(368,194)	326,839	(21,187)	330,698	268,406
Net loss							(98,238)	(98,238)
Currency translation adjustment						429		429
Shares issued for employee benefit plan and compensation	317	3			1,290			1,293
Purchase of treasury shares			(165)	(1,779)				(1,779)
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					8,809			8,809
Balance at December 31, 2023	25,346	$253	(12,460)	$(369,973)	$336,938	$(20,758)	$232,460	$178,920

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(98,238)	$407	$5,301
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	22,927	24,033	26,747
Provision for credit losses	70	(182)	—
Deferred income taxes	(1,149)	1,377	(1,560)
Shares issued for employee benefit plan	1,293	1,199	1,092
Employee and director stock-based compensation	8,809	10,013	9,969
Performance-based common stock warrants	—	—	(686)
Impairment of goodwill	49,075	—	—
Impairment of long-lived assets	7,963	2,888	3,338
Loss on sale of Argentina subsidiary, net of cash transferred	—	—	5,960
Changes in operating assets and liabilities:
Accounts receivable and contract assets	5,040	12,765	2,007
Inventories	51,458	(9,913)	(14,985)
Prepaid expenses and other assets	2,860	(917)	(630)
Accounts payable and accrued liabilities	(21,379)	(28,670)	870
Accrued income taxes	(3,539)	(2,074)	2,860
Net cash provided by (used for) operating activities	25,190	10,926	40,283
Cash flows from investing activities:
Purchase of term deposit	—	(7,487)	—
Redemption of term deposit	—	7,803	—
Acquisition of the net assets of Qterics, Inc.	—	(939)	—
Acquisitions of property, plant and equipment	(8,116)	(14,006)	(12,586)
Acquisitions of intangible assets	(5,761)	(6,579)	(4,455)
Net cash provided by (used for) investing activities	(13,877)	(21,208)	(17,041)
Cash flows from financing activities:
Borrowings under line of credit	78,000	133,000	112,000
Repayments on line of credit	(111,000)	(101,000)	(76,000)
Proceeds from stock options exercised	—	1,536	1,638
Treasury stock purchased	(1,779)	(13,035)	(59,664)
Net cash provided by (used for) financing activities	(34,779)	20,501	(22,026)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(523)	(4,292)	2,444
Net increase (decrease) in cash and cash equivalents	(23,989)	5,927	3,660
Cash and cash equivalents at beginning of period	66,740	60,813	57,153
Cash and cash equivalents at end of period	$42,751	$66,740	$60,813

Supplemental cash flow information:
Income taxes paid	$13,176	$10,922	$10,093
Interest paid	$7,015	$2,214	$620

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Distribution methods for our control solutions vary depending on the sales channel. We license our connectivity and control solution technologies across a variety of channels, primarily to original equipment manufacturers ("OEMs"). We distribute remote control devices, integrated circuits, home security sensors, connected thermostats and AV accessories directly to video and security service providers and OEMs, both domestically and internationally. We also distribute home security sensors and connected thermostats to pro-security installers and hospitality system integrators in the United States and Europe through a network of national and regional distributors and dealers.

Additionally, we sell our wireless control devices and AV accessories under the One For All®, EcolinkTM and private label brand names to retailers through our international subsidiaries and direct to retailers in key markets, such as in the United States, United Kingdom, Germany, France, Spain, and Italy. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.

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
DECEMBER 31, 2023

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

    Contract liabilities - A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received in advance of providing our cloud-based software services. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer. See Note 4 for further information concerning contract liabilities.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

    Other sales-related matters - Trade receivables are recorded at the invoiced amount and do not bear interest. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. We accrue for discounts and rebates based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. Such discounts were $10.5 million and $12.2 million at December 31, 2023 and 2022, respectively. Changes in such accruals may be required if future rebates and incentives differ from our estimates.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, on a jurisdiction-by-jurisdiction basis, that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0.6 million, $0.5 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight or amounts billed to customers are recorded in cost of sales. Other shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling fees and costs totaled $8.3 million, $10.8 million and $11.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-Based Compensation

We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the derived service period, which ranges from one to three years. Forfeitures of stock-based awards are accounted for as they occur. Upon the exercise of stock options or the vesting of restricted stock awards, newly issued shares of our common stock are issued. Our stock-based compensation awards are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information.

We determine the fair value of restricted stock awards with a service condition utilizing the average of the high and low trading prices of our common shares on the date they were granted.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, including the dilutive effect of stock options, restricted stock and common stock warrants, outstanding during the period. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method; however, dilutive potential common shares are excluded where their inclusion would be anti-dilutive.

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

Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. Our term deposit, entered into on January 24, 2022, had an initial maturity of one year, but was redeemed prior to December 31, 2022. Domestically, we generally maintain balances in excess of federally insured limits. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents and term deposit with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. See Note 3 for further information concerning cash, cash equivalents and term deposit.

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
DECEMBER 31, 2023

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

We perform our annual impairment test, and any required interim tests, using the optional qualitative assessment, weighing the relative impact of factors that are specific to our single reporting unit including our market capitalization compared to the carrying value of our stockholders' equity, as well as industry and macroeconomic factors. Based on the qualitative assessment performed, we consider the aggregation of the relevant factors, and conclude whether it is more likely than not that the fair value of our single reporting unit is less than the carrying value. If we conclude that it is more likely than not that the fair value of our single reporting unit is less than the carrying value, or if we decide not to elect the optional qualitative assessment, we perform a quantitative impairment test, using cash flow projections, discounted by our weighted-average cost of capital. In addition to any quantitative impairment analysis, we also consider the implied control premium compared to our market capitalization.

See Note 7 for further information concerning goodwill and goodwill impairment.

Intangible Assets

Intangible assets consist of capitalized software development costs, customer relationships, developed and core technologies, distribution rights, patents and trademarks and trade names. Capitalized amounts related to patents represent external legal costs for the application, maintenance and extension of the useful life of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Estimated useful lives are as follows:

Capitalized software development	2 years
Customer relationships	10-15 years
Developed and core technology	5-15 years
Distribution rights	10 years
Patents	10 years
Trademarks and trade names	10 years

See Note 7 for further information concerning intangible assets.

Long-Lived and Intangible Assets Impairment

We assess the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which may trigger an impairment review may include the following, but are not limited to: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the manner or use of the assets, their physical condition or strategy for the overall business; (3) significant negative industry or economic trends; (4) a current expectation that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; or (5) a significant decline in our stock price for a sustained period.

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
DECEMBER 31, 2023

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

Derivatives

Our foreign currency exposures are primarily concentrated in the Brazilian Real, British Pound, Chinese Yuan Renminbi, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Mexican Peso and Vietnamese Dong. We periodically enter into foreign currency exchange contracts with terms normally lasting less than nine months, to protect against the adverse effects that exchange-rate fluctuations may have on our foreign currency-denominated receivables, payables, cash flows and reported income. We do not enter into financial instruments for speculation or trading purposes.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Recently Adopted Accounting Pronouncements

None.

Other Accounting Pronouncements

Accounting Updates Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting – Improvements to Reportable Segments Disclosures." The guidance enhances disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. All disclosure requirements are also required for companies with a single reportable segment. The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the guidance is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Tax Disclosures." The guidance expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the guidance and its impact to the financial statements and related disclosures.

We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Note 3 — Cash and Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2023	2022
North America	$8,460	$6,825
People's Republic of China ("PRC")	11,102	32,569
Asia (excluding the PRC)	2,427	1,914
Europe	8,145	13,042
South America	12,617	12,390
Total cash and cash equivalents	$42,751	$66,740

On January 25, 2022, we entered into a one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earned interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. As of December 31, 2022, all of this term deposit was redeemed.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 4 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Goods and services transferred at a point in time	$324,433	$450,227	$498,554
Goods and services transferred over time	96,024	92,524	103,048
Net sales	$420,457	$542,751	$601,602

Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
United States	$129,528	$167,501	$200,136
Asia (excluding the PRC)	85,347	127,702	127,140
Europe	90,221	103,993	126,551
People's Republic of China	63,334	85,215	87,866
Latin America	28,870	28,363	25,943
Other	23,157	29,977	33,966
Total net sales	$420,457	$542,751	$601,602

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customer totaled more than 10% of our net sales:

	Year Ended December 31,
	2023		2022		2021
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Comcast Corporation	(1)	(1)	$75,917	14.0%	$98,361	16.3%
Daikin Industries Ltd.	$58,843	14.0%	$78,413	14.4%	$70,793	11.8%
(1)     Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

	December 31,
(In thousands)	2023	2022
Trade receivables, gross	$106,182	$108,030
Allowance for credit losses	(815)	(957)
Allowance for sales returns	(532)	(618)
Trade receivables, net	104,835	106,455
Other (1)	7,761	5,891
Accounts receivable, net	$112,596	$112,346
(1)      Other accounts receivable is primarily comprised of value added tax and supplier rebate receivables.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$957	$1,285	$1,412
Additions (reductions) to costs and expenses	70	(182)	—
Cash receipts	—	—	—
Write-offs/Foreign exchange effects	(212)	(146)	(127)
Balance at end of period	$815	$957	$1,285

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net were as follows:

	December 31,
	2023		2022
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Comcast Corporation	(1)	(1)	$15,367	13.7%
(1)     Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Contract Liabilities

We have current and non-current contract liability balances primarily relating to our firmware update provisioning and digital rights management validation services.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Year Ended December 31,
	2023	2022
Balance at beginning of period	$1,931	$390
Contract liabilities acquired (1)	—	2,390
Payments received	6,080	4,964
Revenue recognized	(4,529)	(5,812)
Foreign exchange effects	19	(1)
Balance at end of period	$3,501	$1,931
(1) During the year ended December 31, 2022, we recognized $2.4 million of contract liabilities related to the Qterics, Inc. ("Qterics") acquisition. Refer to Note 21 for further information about this acquisition.

Note 5 — Inventories and Significant Supplier

Inventories were as follows:

	December 31,
(In thousands)	2023	2022
Raw materials	$32,794	$58,759
Components	11,061	25,226
Work in process	3,827	2,616
Finished goods	40,591	53,580
Inventories	$88,273	$140,181

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Significant Supplier

We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled 10% of our total inventory purchases:

	Year Ended December 31,
	2023		2022		2021
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	(1)	(1)	$33,293	11.5%	$38,712	11.8%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
There were no trade payable balances from suppliers that totaled more than 10% of our total accounts payable at December 31, 2023 and December 31, 2022.

Note 6 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net were as follows:

	December 31,
(In thousands)	2023	2022
Buildings	$17,806	$18,291
Computer equipment	9,679	9,344
Furniture and fixtures	3,598	3,529
Leasehold and building improvements	33,049	39,761
Machinery and equipment	82,302	96,947
Software	28,074	23,607
Tooling	30,724	31,898
	205,232	223,377
Accumulated depreciation	(163,301)	(170,474)
	41,931	52,903
Construction in progress	2,688	9,888
Total property, plant, and equipment, net	$44,619	$62,791

Depreciation expense was $18.0 million, $19.9 million and $22.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the three months ended September 30, 2023, as part of our manufacturing footprint optimization efforts, we made the decision to close our southwestern China factory and manufacturing operations were stopped in September 2023. We are also planning to downsize and streamline the Mexico operations by moving to a smaller, more efficient facility. As a result of these decisions, we recorded impairment charges of $7.7 million, of which $7.6 million and $0.1 million is recorded in cost of sales and selling, general and administrative expenses, respectively. In addition, during the year ended December 31, 2023, we recorded an additional $0.2 million of impairment charges, recorded in cost of sales, relating to the underutilization of property, plant and equipment in our other PRC-based factories. During the year ended December 31, 2022, we incurred $2.9 million in impairment charges, recorded in cost of sales, relating to the underutilization of certain property, plant and equipment in our Mexico factory. During the year ended December 31, 2021, we incurred $3.3 million in impairment charges, recorded in cost of sales, relating to the underutilization of property, plant and equipment in our PRC-based factories, as a result of our long-term factory planning strategy of reducing our concentration risk in that region.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Construction in progress was as follows:

	December 31,
(In thousands)	2023	2022
Leasehold and building improvements	$623	$475
Machinery and equipment	738	2,282
Software	11	4,862
Tooling	1,197	1,827
Other	119	442
Total construction in progress	$2,688	$9,888

We expect that most of the assets under construction will be placed into service during the first six months of 2024. We will begin to depreciate the cost of these assets under construction once they are placed into service.

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease ROU assets, were as follows:

	December 31,
(In thousands)	2023	2022
United States	$13,245	$16,427
People's Republic of China	26,679	42,893
Mexico	9,227	14,402
Vietnam	10,089	6,923
All other countries	4,072	3,745
Total long-lived tangible assets	$63,312	$84,390

Note 7 — Goodwill and Intangible Assets, Net

Goodwill

During the year ended December 31, 2023, a decline in our financial performance, overall negative trend in the video service provider channel and an uncertain economic environment contributed to a significant decline in our market capitalization. We considered this to be an impairment trigger. We, therefore, performed a quantitative valuation analysis under an income approach to estimate our reporting unit's fair value. The income approach used projections of estimated operating results and cash flows that were discounted using a discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect our best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation and amortization. In addition to our valuation analysis under an income approach, we also considered the implied control premium compared to our market capitalization.

We determined that the implied control premium over our market capitalization to be substantial; therefore, we recorded an impairment charge of $49.1 million during the year ended December 31, 2023.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2021	$48,463
Goodwill acquired during the period (1)	713
Foreign exchange effects	(91)
Balance at December 31, 2022	49,085
Goodwill impairment	(49,075)
Foreign exchange effects	(10)
Balance at December 31, 2023	$—
(1) During the year ended December 31, 2022, we recognized $0.7 million of goodwill related to the Qterics, Inc. acquisition. Refer to Note 21 for further information about this acquisition.

We conducted annual goodwill impairment reviews on December 31, 2022 and 2021. Based on the analysis performed, we determined that our goodwill was not impaired.

Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31,
	2023			2022
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Capitalized software development costs	$2,161	$(421)	$1,740	$1,647	$(44)	$1,603
Customer relationships	6,340	(3,803)	2,537	6,340	(3,080)	3,260
Developed and core technology	4,220	(3,754)	466	4,520	(3,693)	827
Distribution rights	—	—	—	308	(281)	27
Patents	33,195	(12,686)	20,509	29,388	(10,790)	18,598
Trademarks and trade names	450	(353)	97	450	(295)	155
Total intangible assets, net	$46,366	$(21,017)	$25,349	$42,653	$(18,183)	$24,470
(1)This table excludes the gross value of fully amortized intangible assets totaling $45.0 million and $43.7 million on December 31, 2023 and 2022, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cost of sales	$443	$49	$27
Selling, general and administrative expenses	4,440	3,969	3,963
Total amortization expense	$4,883	$4,018	$3,990

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Estimated future annual amortization expense related to our intangible assets at December 31, 2023 is as follows:

(In thousands)
2024	$5,095
2025	4,552
2026	3,830
2027	3,135
2028	2,506
Thereafter	6,231
Total	$25,349

The remaining weighted average amortization period of our intangible assets at December 31, 2023 is 6.5 years.

Note 8 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At December 31, 2023, our operating leases had remaining lease terms of up to 37 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$18,693	$21,599
Liabilities:
Other accrued liabilities	$4,813	$5,509
Long-term operating lease obligations	12,560	15,027
Total lease liabilities	$17,373	$20,536

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cost of sales	$3,012	$2,822	$2,508
Selling, general and administrative expenses	4,378	4,474	4,151
Total operating lease expense	$7,390	$7,296	$6,659
Operating cash outflows from operating leases	$7,736	$7,427	$6,555
Operating lease right-of-use assets obtained in exchange for lease obligations	$4,360	$8,756	$7,017
Non-cash release of operating lease obligations (1)	$—	$—	$654
(1)During the year ended December 31, 2021, we were released from our guarantee of the lease obligation related to our Ohio call center which was sold in February 2020.

We entered into lease amendments for our southwestern China and Mexico factories during the year ended December 31, 2023 as a part of our manufacturing footprint optimization efforts. As a result of these modifications, our operating lease right-of-use assets decreased by $1.2 million and our total lease liabilities decreased by $1.3 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	Year Ended December 31,
	2023	2022
Weighted average lease liability term (in years)	4.9	5.1
Weighted average discount rate	5.04%	3.82%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at December 31, 2023. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)
2024	$5,485
2025	4,478
2026	3,442
2027	2,696
2028	1,243
Thereafter	2,532
Total lease payments	19,876
Less: imputed interest	(2,503)
Total lease liabilities	$17,373

At December 31, 2023, we did not have any operating leases that had not yet commenced.

Prepaid Land Lease

We operate one factory within the PRC on which the land is leased from the government as of December 31, 2023. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.

The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this operating lease ROU was $2.2 million at December 31, 2023, and is being amortized on a straight-line basis over the remaining term of approximately 35 years. The buildings located on this land had a net book value of $12.3 million at December 31, 2023 and are being depreciated over a remaining weighted average period of approximately 16 years.

Note 9 — Line of Credit

On May 3, 2023, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a $125.0 million revolving line of credit ("Credit Line"). Among other things, the amendment to the Second Amended Credit Agreement extended the maturity of the revolving line of credit to April 30, 2024. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2023.
All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin (varying from 2.00% to 2.75%), or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from 0.00% to 0.75%). The applicable margins are calculated quarterly and vary based on our cash flow leverage ratio as set forth in the Second Amended Credit Agreement. The interest rates in effect at December 31, 2023 and 2022 were 8.06% and 5.62%, respectively. There are no commitment fees or unused line fees under the Second Amended Credit Agreement.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The Second Amended Credit Agreement includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. In addition, the Second Amended Credit Agreement contains other customary affirmative and negative covenants and events of default. From May 3, 2023 to March 31, 2024 (unless we elect to terminate earlier), our fixed charge coverage ratio and cash flow leverage ratio-based covenants are temporarily replaced with EBITDA-based covenants. Additionally, from May 3, 2023 to March 31, 2024 (unless we elect to terminate the temporary covenant provision earlier), the applicable margins are fixed at 2.75% and 0.75% for SOFR and base rate borrowing, respectively. At December 31, 2023, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At December 31, 2023, we had $55.0 million outstanding under the Credit Line. Our total interest expense on borrowings was $6.0 million, $3.3 million and $0.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

On March 13, 2024, we executed an amendment to our Second Amended Credit Agreement, which adjusts the Credit Line to a two-tiered limit of $85.0 million up to $100.0 million (subject to meeting certain financial conditions) and extends the term to April 30, 2025. Under the amended agreement, we pay interest on the Credit Line based on the SOFR plus a 3.00% margin. The amendment also introduces a facility fee of 0.25%. From January 1, 2024, to September 30, 2024, our covenants are based upon EBITDA and a minimum accounts receivable coverage ratio. From October 1, 2024, to December 31, 2024, our covenants are based upon a minimum fixed charge coverage ratio and a minimum accounts receivable coverage ratio. Subsequent to December 31, 2024, our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio.
Note 10 — Income Taxes

In 2023, 2022 and 2021, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Domestic operations	$(95,876)	$(69,058)	$(38,024)
Foreign operations	3,622	80,451	54,104
Total pre-tax income (loss)	$(92,254)	$11,393	$16,080

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current tax expense:
U.S. federal	$23	$573	$2
State and local	44	73	75
Foreign	7,193	8,523	12,386
Total current	7,260	9,169	12,463
Deferred tax (benefit) expense:
U.S. federal	(813)	230	584
State and local	(126)	36	90
Foreign	(337)	1,551	(2,358)
Total deferred	(1,276)	1,817	(1,684)
Total provision for income taxes	$5,984	$10,986	$10,779

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Accrued liabilities	$3,958	$—
Accounts receivable	—	5,657
Amortization of intangible assets	9,999	5,977
Capitalized inventory costs	3,369	5,060
Capitalized research & development costs	8,035	4,632
Depreciation	4,058	5,067
Income tax credits	19,615	17,234
Inventory reserves	2,154	2,258
Net operating losses	12,053	3,770
Operating lease obligations	4,112	4,212
Stock-based compensation	4,453	4,288
Total deferred tax assets	71,806	58,155
Deferred tax liabilities:
Accrued liabilities	—	(5,273)
Accounts receivable	(20)	—
Right of use assets	(4,385)	(4,407)
Other	(2,920)	(361)
Total deferred tax liabilities	(7,325)	(10,041)
Net deferred tax assets before valuation allowance	64,481	48,114
Less: Valuation allowance	(59,686)	(44,596)
Net deferred tax assets	$4,795	$3,518

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Tax provision at statutory U.S. rate	$(19,373)	$2,392	$3,377
Increase (decrease) in tax provision resulting from:
Distribution of previously taxed foreign earnings and profits	(9,450)	(16,776)	—
Federal research and development credits	(1,043)	(715)	(1,391)
Foreign permanent benefit	(1,426)	(1,620)	(1,137)
Foreign tax rate differential	21,794	15,133	(2,647)
Foreign undistributed earnings, net of credits	7,198	6,486	6,902
Foreign participation exemption	(12,571)	—	—
Goodwill impairment	5,383	—	—
Liquidation of Cayman subsidiary	—	—	745
Non-deductible items	594	601	1,198
Non-territorial income	(945)	(2,323)	(2,993)
Provision to return	(19)	(435)	(533)
Sale of Argentina subsidiary	—	—	2,084
Sale of intangible asset	—	(3,385)	—
State and local taxes, net	(2,629)	(2,408)	(1,435)
Stock-based compensation	980	693	(616)
Tax rate change	1,648	(640)	—
Valuation allowance	15,090	12,058	4,632
Withholding tax	1,229	2,188	2,333
Other	(476)	(263)	260
Tax provision	$5,984	$10,986	$10,779

At December 31, 2023, we had U.S. federal and state Research and Development ("R&D") income tax credit carryforwards of approximately $5.2 million and $13.5 million, respectively. The federal R&D income tax credits begin expiring in 2039. The state R&D income tax credits do not have an expiration date.

At December 31, 2023, we had U.S. federal, state and local, and foreign net operating loss carryforwards of approximately $19.8 million, $76.7 million and $10.3 million, respectively. The U.S. federal net operating loss carryforwards do not expire while the state and local and foreign net operating loss carryforwards begin to expire in 2024 and 2027, respectively.

At December 31, 2023, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to cumulative operating losses for the three years ended December 31, 2023, we have recorded a full valuation allowance against our U.S. federal and state deferred tax assets of $34.7 million and $22.8 million, respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. The valuation allowance increased by $15.1 million and $12.1 million during the years ended December 31, 2023 and 2022, respectively. The Company had an overall deferred tax liability as of December 31, 2022 for U.S. federal and state jurisdictions due to having indefinite lived deferred tax liabilities that could not be used as a source of income to offset deferred tax assets. Due to the goodwill impairment recorded during the year ended December 31, 2023 the deferred tax liability reversed.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Uncertain Tax Positions

At December 31, 2023 and 2022, we had unrecognized tax benefits of approximately $3.4 million and $3.2 million, respectively, including interest and penalties. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were immaterial for the year ended December 31, 2023, 2022 and 2021. Interest and penalties are included in the unrecognized tax benefits.

Changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of period	$3,150	$3,001	$3,020
Additions as a result of tax positions taken during the current year	165	149	226
Foreign currency translation	—	—	(13)
Settlements	—	—	(232)
Balance at end of period	$3,315	$3,150	$3,001

Approximately $3.3 million, $3.2 million and $3.0 million of the total amount of unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively, if not for the U.S. federal and state valuation allowance, would affect the annual effective tax rate, if recognized. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We do not anticipate a decrease in unrecognized tax benefits within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.

The Company files U.S. federal, state and foreign income tax returns. As of December 31, 2023, the open statutes of limitations for our significant tax jurisdictions are as follows: U.S. federal for 2020 through 2022, state and local for 2019 through 2022, and foreign for 2017 through 2022.

Indefinite Reinvestment Assertion

Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential foreign withholding taxes on distributions. For the years ended December 31, 2023, 2022 and 2021, we recorded a deferred tax liability of $0.4 million, $0.5 million and $0.9 million, respectively, relating to state tax and foreign tax withholding liabilities on future distributions.

CHIPS and Science Act of 2022

On August 9, 2022, the CHIPS and Science Act of 2022 ("CHIPS Act") was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States for the qualifying property placed in service after December 31, 2022. As we currently outsource our manufacturing, the CHIPS Act did not have a material impact to our consolidated tax provision for the year ending December 31, 2023.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance and others. The IRA provisions are effective for tax years beginning after December 31, 2022. At this time, none of the IRA tax provisions had a material impact to our consolidated tax provision for the year ending December 31, 2023.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 11 — Accrued Compensation

The components of accrued compensation were as follows:

	December 31,
(In thousands)	2023	2022
Accrued bonus	$2,843	$3,348
Accrued commission	602	609
Accrued salary/wages (1)	4,085	4,433
Accrued social insurance (2)	7,082	7,037
Accrued vacation/holiday	3,252	3,300
Other accrued compensation	2,441	2,177
Total accrued compensation	$20,305	$20,904
(1)For the year ended December 31, 2023, accrued severance expenses of $0.1 million related to the manufacturing footprint optimization efforts are included in this amount. See Note 13 for further information related to our restructuring activities.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2023 and 2022.
Note 12 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2023	2022
Contract liabilities	$2,697	$1,134
Duties	481	470
Expense associated with fulfilled performance obligations	1,092	1,120
Freight and handling fees	1,998	2,497
Interest	438	1,413
Operating lease obligations	4,813	5,509
Product warranty claim costs	522	522
Professional fees	1,558	2,293
Sales and value added taxes	4,194	3,750
Other (1)	3,388	5,426
Total other accrued liabilities	$21,181	$24,134
(1)Includes $0.2 million and $0.6 million at December 31, 2023 and 2022, respectively, associated with the purchase of property, plant and equipment.

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
DECEMBER 31, 2023

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

Product Warranties

Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of period	$522	$1,095	$1,721
Accruals for warranties issued during the period	—	249	2,943
Settlements (in cash or in kind) during the period	—	(819)	(3,522)
Foreign currency translation gain (loss)	—	(3)	(47)
Balance at end of period	$522	$522	$1,095

Restructuring Activities

In September 2023, we began implementing our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC. In conjunction with this plan, as of September 30, 2023, we have stopped all production activities and commenced the shutdown of our southwestern China factory. As a result, we incurred severance and equipment moving costs of $3.4 million and $0.6 million, respectively, during the year ended December 31, 2023, which are included within factory restructuring charges on our consolidated statements of operations. We expect the completion date of this factory restructuring to be in the first quarter of 2024 with total estimated restructuring charges of $4.1 million.

The restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Restructuring activities for the year ended December 31, 2023 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2022	$—	$—	$—
Restructuring charges	4,015	3,425	590
Cash payments	(3,553)	(3,278)	(275)
Balance at December 31, 2023	$462	$147	$315
Total costs incurred inception to date	$4,015	$3,425	$590
Total estimated expense to be incurred after December 31, 2023	$62	$62	$—

Litigation

Roku Matters

2018 Lawsuit

On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

components therefor and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's requests for Inter Partes Review ("IPR") (see discussion below). Now that the most of the PTAB matters have been concluded, we will ask the District Court to lift this stay.

International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we dismissed TCL, Hisense and Funai from this investigation as they either removed or limited the amount of our technology from their televisions as compared to our patent claims that we asserted at the time. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended (the "Tariff Act"). On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order (the "LEO") and Cease and Desist Order (the "CDO") against Roku, which became effective on January 9, 2022. In January 2022, Roku filed its appeal of the ITC ruling with the U.S. Court of Appeals for the Federal Circuit (the "USCAFC"). Oral argument for this appeal was held on September 5, 2023 and in January 2024 the USCAFC issued its decision affirming the ITC ruling in full.

2020 Lawsuit

As a companion case to our ITC complaint, on April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices and sound bars. Now that the most of the PTAB matters have been concluded, we will ask the District Court to lift this stay.

Inter Partes Reviews

Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple IPR requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request fourteen times, and granted Roku's request twelve times. Roku has since filed two IPRs on two of our patents not yet asserted against it, and we are awaiting the PTAB's institution decision with respect to those new IPR requests. Of the twelve IPR requests granted by the PTAB, the results were mixed, with the PTAB upholding the validity of many of our patent claims and invalidating others. Most of these PTAB actions have been completed, so we will petition the District Court to lift the stay on the 2018 and 2020 cases.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

On August 1, 2022, the USTR provided the Court with that further explanation and also purported to respond to the significant comments received during the original notice-and-comment process. On September 14, 2022, the lead plaintiff filed its comments to the USTR's August 1, 2022 filing, asserting that the USTR did not adequately respond to the Court's remand order and requested the Court to vacate the List 3 and List 4A tariffs and issue refunds immediately. On March 17, 2023, the CIT sustained the List 3 and List 4 tariffs, concluding that USTR’s rationale in support of the tariffs was not impermissibly post hoc. The court also concluded that USTR adequately explained its reliance on presidential direction and adequately responded to significant comments regarding the harm to the U.S. economy, efficacy of the tariffs, and alternatives to the tariffs. Lead plaintiffs have appealed this decision. The parties have fully briefed their positions on this appeal and oral argument is expected to be set for later in 2024 and a decision sometime in 2025.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiary factories, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), claiming among other things, breach of an employment agency, and as is standard in Chinese litigation matters such as these, TS has also requested the Court to order a hold on GTY's bank account for the total claimed amount of RMB 35 million. This asset protection order is a standard request and routinely granted. On February 5, 2024, we learned that the Court accepted the lawsuit filed by TS. The hearing on this matter has been scheduled for early March of this year. We will vigorously defend against these claims.

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

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2023 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2023, approximately 56 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2023 and 2022 for the India Plan was not material. During the years ended December 31, 2023, 2022 and 2021, the net periodic benefit costs were also not material.

Note 14 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board approved a new share repurchase program with an effective date of November 7, 2023 (the "October 2023 Program"). Pursuant to the October 2023 Program, we are authorized to repurchase up to 1,000,000 shares of our common stock. At December 31, 2023, we had 900,000 shares available for repurchase under the October 2023 Program. We may utilize various methods to effect the repurchases under the October 2023 Program, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans.

We also repurchase shares of our issued and outstanding common stock to satisfy the cost of stock option exercises and/or income tax withholding obligations relating to the stock-based compensation of our employees and directors.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Open market shares repurchased	100	300	1,151
Stock-based compensation related shares repurchased	65	134	92
Total shares repurchased	165	434	1,243

Cost of open market shares repurchased	$864	$9,437	$54,868
Cost of stock-based compensation related shares repurchased	915	3,598	4,796
Total cost of shares repurchased	$1,779	$13,035	$59,664

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

Note 15 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cost of sales	$125	$155	$156
Research and development expenses	1,098	1,342	1,253
Selling, general and administrative expenses:
Employees	6,980	7,257	6,997
Outside directors	606	1,259	1,563
Total employee and director stock-based compensation expense	$8,809	$10,013	$9,969

Income tax benefit	$1,369	$1,660	$1,718
Stock Options

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2023	2022	2021
Weighted average fair value of grants	$10.83	$14.51	$23.97
Risk-free interest rate	3.86%	1.93%	0.41%
Expected volatility	45.89%	49.35%	48.49%
Expected life in years	4.70	4.73	4.62

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Stock option activity was as follows:

	2023				2022				2021
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	782	$44.16			800	$45.55			774	$43.01
Granted	235	24.77			139	33.42			80	59.43
Exercised	—	—		$—	(80)	19.25		$292	(54)	30.04		$931
Forfeited/canceled/expired	(116)	46.59			(77)	64.81			—	—
Outstanding at end of the year (1)	901	$38.78	3.67	$—	782	$44.16	3.45	$—	800	$45.55	3.15	$3,780
Vested and expected to vest at the end of the year (1)	901	$38.78	3.67	$—	782	$44.16	3.45	$—	800	$45.55	3.15	$3,780
Exercisable at the end of the year (1)	620	$44.06	2.60	$—	600	$45.77	2.61	$—	656	$44.08	2.58	$3,608
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2023, 2022 and 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2023, 2022 and 2021. This amount will change based on the fair market value of our stock.

There were no option exercises in the year ended December 31, 2023. The value of shares withheld in lieu of receiving cash from option exercises in the years ended December 31, 2022 and 2021 was $1.5 million and $0.6 million, respectively. Cash received from option exercises for the year ended December 31, 2021 was $1.0 million. There was no cash received from option exercises for the year ended December 31, 2022. The actual tax benefit realized from option exercises was $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

Significant option groups outstanding at December 31, 2023 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000's)	Weighted-Average Exercise Price
$24.77 to $34.56	503	4.79	$27.77	227	$29.35
$44.95 to $46.17	207	2.60	45.59	207	45.59
$52.85 to $62.70	191	2.38	60.31	186	60.34
	901	3.67	$38.78	620	$44.06

As of December 31, 2023, we expect to recognize $2.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.8 years.

Restricted Stock

Non-vested restricted stock award activity was as follows:

	2023		2022		2021
	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	376	$36.82	310	$44.41	374	$34.53
Granted	340	14.15	262	31.05	156	56.90
Vested	(211)	35.77	(191)	41.09	(211)	36.35
Forfeited	(19)	17.72	(5)	43.22	(9)	39.65
Non-vested at end of the year	486	$21.66	376	$36.82	310	$44.41

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

As of December 31, 2023, we expect to recognize $6.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.6 years.

In February 2024, certain executives were granted 116,000 restricted stock awards, in the aggregate, in connection with the 2023 annual review cycle. These awards were granted as part of the executive compensation program and are subject to a three-year vesting period (33.33% on February 7, 2025 and 8.33% each quarter thereafter). The total grant date fair value of these awards was $1.0 million.

In February 2024, certain executives were granted 116,001 performance stock awards, in the aggregate, in connection with the 2023 annual review cycle. These awards vest only upon the satisfaction of a three-year service condition and market conditions based upon the price per share of our common stock. We are currently determining the fair market value of these awards using a Monte Carlo simulation model as of the grant date.

Stock Incentive Plans

Our active stock-based incentive plans include those adopted in 2014 and 2018 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights or performance stock units have been awarded under our Stock Incentive Plans as of December 31, 2023. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.

The grant price of stock option, restricted stock, and performance stock awards granted under our Stock Incentive Plans is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Our stock options become exercisable in various proportions over a three-year time frame. Stock options have a maximum ten-year term. Restricted stock awards vest in various proportions over a one- to three-year time period. Performance stock awards granted in February 2024 vest in various proportions over a three-year time frame, subject to share price-based market conditions.

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2023:

Name	Approval Date	Total Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
2014 Stock Incentive Plan	6/12/2014	1,100,000	—	189,975
2018 Equity and Incentive Compensation Plan (1)	6/4/2018	2,289,479	336,566	1,197,891
			336,566	1,387,866
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

The impact to net sales recorded in connection with the warrants and the related income tax benefit was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reduction (addition) to net sales (1)	$—	$—	$(686)
Income tax benefit	$—	$—	$(171)
(1)     At December 31, 2021, Comcast did not meet the minimum performance obligations to vest in any portion of the warrants associated with the two-year vesting period ended December 31, 2021. As such, all previously recorded expenses associated with this vesting period were reversed.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 17 — Other Income (Expense), Net and Loss on Sale of Argentina Subsidiary

Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net gain (loss) on foreign currency exchange contracts (1)	$(3,238)	$(1,309)	$2,903
Net gain (loss) on foreign currency exchange transactions	(262)	218	(4,237)
Other income (expense)	879	136	777
Other income (expense), net	$(2,621)	$(955)	$(557)
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

Note 18 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2023	2022	2021
BASIC
Net income (loss)	$(98,238)	$407	$5,301
Weighted-average common shares outstanding	12,855	12,703	13,465
Basic earnings (loss) per share	$(7.64)	$0.03	$0.39

DILUTED
Net income (loss)	$(98,238)	$407	$5,301
Weighted-average common shares outstanding for basic	12,855	12,703	13,465
Dilutive effect of stock options, restricted stock and common stock warrants	—	76	277
Weighted-average common shares outstanding on a diluted basis	12,855	12,779	13,742
Diluted earnings (loss) per share	$(7.64)	$0.03	$0.39

The following number of stock options, shares of restricted stock and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Stock options	900	686	412
Restricted stock awards	440	242	65
Performance-based warrants	—	275	206

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 19 — Derivatives

The following table sets forth the total net fair value of derivatives:

	December 31, 2023				December 31, 2022
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(83)	$—	$(83)	$—	$100	$—	$100

We held foreign currency exchange contracts which resulted in a net pre-tax loss of $3.2 million, a net pre-tax loss of $1.3 million, and a net pre-tax gain of $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 17 for further information concerning our foreign currency exchange contracts.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2023	USD/Chinese Yuan Renminbi	CNY	$20.0	7.1181	$(18)	January 5, 2024
December 31, 2023	USD/Euro	USD	$22.0	1.1009	$(65)	January 5, 2024
December 31, 2022	USD/Euro	USD	$26.0	1.0529	$(428)	January 6, 2023
December 31, 2022	USD/Chinese Yuan Renminbi	CNY	$31.0	7.0358	$528	January 6, 2023
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 20 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. We match 50% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $1.3 million, $1.2 million and $1.1 million of expense for company contributions for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Our consolidated income statement for the year ended December 31, 2023 includes net sales of $2.1 million and net income of $16 thousand attributable to Qterics. Our consolidated income statement for the year ended December 31, 2022 includes net sales of $2.1 million and net income of $145 thousand attributable to Qterics for the period commencing on February 17, 2022.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Management's purchase price allocation as of December 31, 2023 was the following:

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
(1)Our consolidated goodwill balance was impaired during the year ended December 31, 2023. Please see Note 7 for further information.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 14, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Newport Beach, California
March 14, 2024

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Code of Conduct. We have adopted a code of conduct that applies to all of our employees, including without limitation our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is included as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2023. The Code of Conduct is also available on our website, www.uei.com under the caption "Governance" and then "Committee composition, documents and confidential ethics line" on the Investor page. We will post on our website information regarding any amendment to, or waiver from, any provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer.

Information required by Items 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2023:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	901,457	$38.78	336,566
Equity compensation plans not approved by security holders	—	—	—
Total	901,457	$38.78	336,566

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
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

4.1	Article Eighth of our Restated Certificate of Incorporation, as amended, contains certain provisions restricting business combinations with interested stockholders under certain circumstances and imposing higher voting requirements for the approval of certain transactions unless the transaction has been approved by two-thirds of the disinterested directors or fair price provisions have been met. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996 (File No. 0-21044)) (paper file)

4.2	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020 (File No. 0-21044))

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

*10.8	Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

*10.9
Form of Option Agreement used in connection with the Universal Electronics Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 12, 2014 (File No. 333-198083))

10.10
Second Amended and Restated Credit Agreement dated October 27, 2017 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on form 10-K for the year ended December 31, 2017 filed on March 13, 2018 (File No. 0-21044))

Exhibit Number	Document Description

10.11
First Amendment to Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated in reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.12
Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on September 26, 2018 (File No. 333-227594))

10.13
Form of Restricted Stock Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044)

10.14
Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.15
Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2018 filed on January 3, 2019 (File No. 0-21044))

10.16
Third Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.17
Fourth Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.18
First Amendment to Universal Electronics Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on August 5, 2021 (File No. 333-258488))

10.19	Fifth Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.20
Termination of Pledge Agreement dated October 25, 2021 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.21
Continuing Guaranty dated October 25, 2021 between Universal Electronics BV and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.22
Sixth Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 9, 2023 (File No. 0-21044))

10.23
Cooperation Agreement, dated December 21, 2023, by and among Universal Electronics Inc., Toro 18 Holdings LLC, Immersion Corporation, William C. Martin and Eric Singer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2023 (File No. 0-21044))

10.24	Seventh Amendment to the Second Amended and Restated Credit Agreement (filed herewith)

14.1	Code of Conduct (filed herewith)

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

97.1	Universal Electronics Compensation Recoupment Policy (filed herewith)

Exhibit Number	Document Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 14, 2024
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 14, 2024

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 14, 2024

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 14, 2024

Sue Ann R. Hamilton Director	/s/ Sue Ann R. Hamilton	March 14, 2024

William C. Mulligan Lead Director	/s/ William C. Mulligan	March 14, 2024

Romulo C. Pontual Director	/s/ Romulo C. Pontual	March 14, 2024

Eric B. Singer Director	/s/ Eric B. Singer	March 14, 2024

Edward K. Zinser Director	/s/ Edward K. Zinser	March 14, 2024