Form 10-Q
period 2024-03-31
UNIVERSAL ELECTRONICS INC
filed 2024-05-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,890,716 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 2, 2024.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$26,914	$42,751
Accounts receivable, net	99,481	112,596
Contract assets	5,664	4,240
Inventories	83,236	88,273
Prepaid expenses and other current assets (Note 12)	11,755	7,325
Income tax receivable	3,180	3,666
Total current assets	230,230	258,851
Property, plant and equipment, net	42,144	44,619
Intangible assets, net	25,132	25,349
Operating lease right-of-use assets	17,239	18,693
Deferred income taxes	6,727	6,787
Other assets	1,469	1,573
Total assets	$322,941	$355,872
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,756	$57,033
Line of credit	46,000	55,000
Accrued compensation	18,389	20,305
Accrued sales discounts, rebates and royalties	4,018	5,796
Accrued income taxes	774	1,833
Other accrued liabilities	19,729	21,181
Total current liabilities	138,666	161,148
Long-term liabilities:
Operating lease obligations	11,477	12,560
Deferred income taxes	1,984	1,992
Income tax payable	434	435
Other long-term liabilities	725	817
Total liabilities	153,286	176,952
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,508,370 and 25,346,383 shares issued on March 31, 2024 and December 31, 2023, respectively	255	253
Paid-in capital	339,141	336,938
Treasury stock, at cost, 12,599,981 and 12,459,845 shares on March 31, 2024 and December 31, 2023, respectively	(371,203)	(369,973)
Accumulated other comprehensive income (loss)	(22,349)	(20,758)
Retained earnings	223,811	232,460
Total stockholders' equity	169,655	178,920
Total liabilities and stockholders' equity	$322,941	$355,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$91,900	$108,377
Cost of sales	65,912	83,684
Gross profit	25,988	24,693
Research and development expenses	7,821	8,360
Factory restructuring charges	1,064	—
Selling, general and administrative expenses	24,011	26,782
Goodwill impairment	—	49,075
Operating income (loss)	(6,908)	(59,524)
Interest income (expense), net	(922)	(975)
Other income (expense), net	(80)	(214)
Income (loss) before provision for income taxes	(7,910)	(60,713)
Provision for income taxes	739	650
Net income (loss)	$(8,649)	$(61,363)

Earnings (loss) per share:
Basic	$(0.67)	$(4.81)
Diluted	$(0.67)	$(4.81)
Shares used in computing earnings (loss) per share:
Basic	12,902	12,749
Diluted	12,902	12,749
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(8,649)	$(61,363)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,591)	1,916
Comprehensive income (loss)	$(10,240)	$(59,447)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three months ended March 31, 2024:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,346	$253	(12,460)	$(369,973)	$336,938	$(20,758)	$232,460	$178,920
Net loss							(8,649)	(8,649)
Currency translation adjustment						(1,591)		(1,591)
Shares issued for employee benefit plan and compensation	156	2			299			301
Purchase of treasury shares			(140)	(1,230)				(1,230)
Shares issued to directors	6							—
Employee and director stock-based compensation					1,904			1,904
Balance at March 31, 2024	25,508	255	(12,600)	(371,203)	339,141	(22,349)	223,811	169,655

The following summarizes the changes in total equity for the three months ended March 31, 2023:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	25,000	$250	(12,295)	$(368,194)	$326,839	$(21,187)	$330,698	$268,406
Net loss							(61,363)	(61,363)
Currency translation adjustment						1,916		1,916
Shares issued for employee benefit plan and compensation	189	2			350			352
Purchase of treasury shares			(53)	(812)				(812)
Shares issued to directors	8				—			—
Employee and director stock-based compensation					2,540			2,540
Balance at March 31, 2023	25,197	252	(12,348)	(369,006)	329,729	(19,271)	269,335	211,039
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(8,649)	$(61,363)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,668	5,692
Provision for credit losses	—	1
Deferred income taxes	(3)	701
Shares issued for employee benefit plan	301	352
Employee and director stock-based compensation	1,904	2,540
Impairment of goodwill	—	49,075
Impairment of long-lived assets	—	49
Changes in operating assets and liabilities:
Accounts receivable and contract assets	11,007	7,723
Inventories	4,132	18,056
Prepaid expenses and other assets	(3,051)	1,408
Accounts payable and accrued liabilities	(12,517)	(26,051)
Accrued income taxes	(567)	(208)
Net cash provided by (used for) operating activities	(2,775)	(2,025)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(1,347)	(3,261)
Acquisitions of intangible assets	(1,019)	(1,570)
Net cash provided by (used for) investing activities	(2,366)	(4,831)
Cash flows from financing activities:
Borrowings under line of credit	24,000	14,000
Repayments on line of credit	(33,000)	(17,000)
Treasury stock purchased	(1,230)	(812)
Net cash provided by (used for) financing activities	(10,230)	(3,812)
Effect of foreign currency exchange rates on cash and cash equivalents	(466)	834
Net increase (decrease) in cash and cash equivalents	(15,837)	(9,834)
Cash and cash equivalents at beginning of period	42,751	66,740
Cash and cash equivalents at end of period	$26,914	$56,906

Supplemental cash flow information:
Income taxes paid	$777	$2,065
Interest paid	$1,368	$1,413
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Note 1 — Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature, except for the impairment and restructuring charges, as described in notes 6 and 12 to the consolidated financial statements. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As used herein, the terms "Company," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.

Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Summary of Significant Accounting Policies

With the exception of the following policy, our significant accounting policies are unchanged from those disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Stock-Based Compensation

We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the derived service period, which ranges from one to three years. Forfeitures of stock-based awards are accounted for as they occur. Upon the exercise of stock options, the vesting of restricted stock awards or the vesting of performance stock awards, newly issued shares of our common stock are issued. Our stock-based compensation awards are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information.

We determine the fair value of restricted stock awards with a service condition utilizing the average of the high and low trading prices of our common shares on the date they were granted.

The fair value of performance stock awards with a market condition is determined utilizing a Monte Carlo simulation model as of the grant date. The assumptions utilized in a Monte Carlo simulation model include the risk-free interest rate, expected volatility, term of the award and dividend yield. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.

The fair value of stock options granted to employees and directors is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, expected life in years and dividend yield. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 14 for further information concerning stock-based compensation.

Recently Adopted Accounting Pronouncements

None.

Recent Accounting Updates Not Yet Effective

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

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2024	December 31, 2023
North America	$3,303	$8,460
People's Republic of China ("PRC")	6,930	11,102
Asia (excluding the PRC)	2,210	2,427
Europe	2,584	8,145
South America	11,887	12,617
Total cash and cash equivalents	$26,914	$42,751

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Goods and services transferred at a point in time	$74,404	$86,681
Goods and services transferred over time	17,496	21,696
Net sales	$91,900	$108,377

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
United States	$26,712	$33,429
Asia (excluding PRC)	18,884	27,100
Europe	17,539	24,026
People's Republic of China	14,401	12,128
Latin America	8,241	6,948
Other	6,123	4,746
Total net sales	$91,900	$108,377

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2024		2023
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	12,109	13.2%	$19,667	18.1%
Charter Communications	10,194	11.1%	(1)	(1)
Comcast Corporation	(1)	(1)	$14,720	13.6%
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Trade receivables, gross	$93,840	$106,182
Allowance for credit losses	(803)	(815)
Allowance for sales returns	(410)	(532)
Trade receivables, net	92,627	104,835
Other (1)	6,854	7,761
Accounts receivable, net	$99,481	$112,596
(1)Other accounts receivable is primarily comprised of value added tax receivables, interest receivable and supplier rebate receivables.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$815	$957
Additions (reductions) to costs and expenses	—	1
Write-offs/Foreign exchange effects	(12)	(178)
Balance at end of period	$803	$780

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
There were no significant customers that totaled more than 10% of our accounts receivable at March 31, 2024 or December 31, 2023.

Contract Liabilities

We have current and non-current contract liability balances primarily relating to our firmware update provisioning and digital rights management validation services.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$3,501	$1,931
Payments received	1,837	1,687
Revenue recognized	(938)	(916)
Foreign exchange effects	(16)	—
Balance at end of period	$4,384	$2,702

Note 4 — Inventories

Inventories were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$29,476	$32,794
Components	10,979	11,061
Work in process	3,438	3,827
Finished goods	39,343	40,591
Inventories	$83,236	$88,273

There were no purchases from suppliers that totaled more than 10% of our total inventory purchases for the three months ended March 31, 2024 and 2023. There were no trade payable balances from suppliers that totaled more than 10% of our total accounts payable at March 31, 2024 and December 31, 2023.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	March 31, 2024	December 31, 2023
United States	$12,243	$13,245
People's Republic of China	25,992	26,679
Mexico	8,732	9,227
Vietnam	8,773	10,089
All other countries	3,643	4,072
Total long-lived tangible assets	$59,383	$63,312

Property, plant, and equipment are shown net of accumulated depreciation of $165.0 million and $163.3 million at March 31, 2024 and December 31, 2023, respectively.

Depreciation expense was $3.4 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Intangible Assets, Net

The components of intangible assets, net were as follows:

	March 31, 2024			December 31, 2023
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$2,246	$(561)	$1,685	$2,161	$(421)	$1,740
Customer relationships	6,340	(3,984)	2,356	6,340	(3,803)	2,537
Developed and core technology	740	(327)	413	4,220	(3,754)	466
Patents	33,917	(13,321)	20,596	33,195	(12,686)	20,509
Trademarks and trade names	450	(368)	82	450	(353)	97
Total intangible assets, net	$43,693	$(18,561)	$25,132	$46,366	$(21,017)	$25,349

(1)This table excludes the gross value of fully amortized intangible assets totaling $48.5 million and $45.0 million at March 31, 2024 and December 31, 2023, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended March 31,
	2024	2023
Cost of sales	$140	$8
Selling, general and administrative expenses	1,096	1,057
Total amortization expense	$1,236	$1,065

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Estimated future annual amortization expense related to our intangible assets at March 31, 2024, was as follows:

(In thousands)
2024 (remaining 9 months)	$3,920
2025	4,677
2026	4,030
2027	3,219
2028	2,591
Thereafter	6,695
Total	$25,132

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2024, our operating leases had remaining lease terms of up to 37 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$17,239	$18,693
Liabilities:
Other accrued liabilities	$4,529	$4,813
Long-term operating lease obligations	11,477	12,560
Total lease liabilities	$16,006	$17,373

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended March 31,
	2024	2023
Cost of sales	$708	$792
Selling, general and administrative expenses	1,151	1,076
Total operating lease expense	$1,859	$1,868
Operating cash outflows from operating leases	$1,745	$1,831

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	March 31, 2024	December 31, 2023
Weighted average lease liability term (in years)	4.9	4.9
Weighted average discount rate	5.06%	5.04%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at March 31, 2024. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	March 31, 2024
2024 (remaining 9 months)	$4,007
2025	4,448
2026	3,426
2027	2,681
2028	1,228
Thereafter	2,479
Total lease payments	18,269
Less: imputed interest	(2,263)
Total lease liabilities	$16,006

At March 31, 2024, we did not have any operating leases that had not yet commenced.

Note 8 — Line of Credit

On March 13, 2024, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a revolving line of credit ("Credit Line") through April 30, 2025. We expect to renew our credit agreement with U.S. Bank prior to its expiration. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The Credit Line has a maximum availability up to $100.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current Credit Line total availability. At March 31, 2024, the Credit Line total availability was $52.2 million based upon the AR Ratio. At April 3, 2024, the Credit Line total availability was $61.3 million based upon the AR Ratio.

Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2024 and December 31, 2023.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The amendment also introduces a facility fee of 0.25%. The interest rates in effect at March 31, 2024 and December 31, 2023 were 8.31% and 8.06%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. From January 1, 2024, to September 30, 2024, our covenants are based upon EBITDA. From October 1, 2024 to December 31, 2024, our covenants are based upon a minimum fixed charge coverage ratio. Subsequent to December 31, 2024, our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. At March 31, 2024, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At March 31, 2024 and December 31, 2023, we had $46.0 million and $55.0 million outstanding under the Credit Line, respectively. At March 31, 2024, our remaining availability under our Credit Line was $6.2 million. Our total interest expense on borrowings was $1.3 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Note 9 — Income Taxes

We recorded income tax expense of $0.7 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2024 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on global intangible low-taxed income. The Company's income tax provision can be affected by other factors, including changes in the tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2023, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2023, we had a three-year cumulative operating loss for our U.S. operations and, accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended March 31, 2024, there was no change to our U.S. valuation allowance position.

At March 31, 2024, we had gross unrecognized tax benefits of $3.4 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on U.S. federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at March 31, 2024 and December 31, 2023 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Accrued bonus	$1,417	$2,843
Accrued commission	336	602
Accrued salary/wages	4,469	4,085
Accrued social insurance (1)(2)	6,825	7,082
Accrued vacation/holiday	3,320	3,252
Other accrued compensation	2,022	2,441
Total accrued compensation	$18,389	$20,305

(1)Includes $32 thousand and $0.1 million of accrued severance expenses at March 31, 2024 and December 31, 2023, respectively, related to our manufacturing footprint optimization efforts. See Note 12 for further information related to our restructuring activities.

(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2024 and December 31, 2023.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Contract liabilities	$3,677	$2,697
Duties	542	481
Expense associated with fulfilled performance obligations	941	1,092
Freight and handling fees	1,630	1,998
Interest	374	438
Operating lease obligations	4,529	4,813
Product warranty claims costs	522	522
Professional fees	1,539	1,558
Sales and value added taxes	2,192	4,194
Other (1)	3,783	3,388
Total other accrued liabilities	$19,729	$21,181
(1)Includes $0.4 million and $0.2 million at March 31, 2024 and December 31, 2023, respectively, associated with the purchase of property, plant and equipment.

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$522	$522
Accruals for warranties issued during the period	—	—
Settlements (in cash or in kind) during the period	—	—
Foreign currency translation gain (loss)	—	—
Balance at end of period	$522	$522

Restructuring Activities

Asia

In conjunction with our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC, as of September 30, 2023, we have stopped all production activities and commenced the shutdown of our southwestern China factory. As a result, we incurred severance and other exit costs of $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2024, which are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $4.2 million in factory restructuring charges since September 2023. We expect this factory restructuring to be completed in the second quarter of 2024 and do not expect any further expenses associated with this plan.

Mexico

As part of our plan to restructure and optimize our factory footprint, we are working to downsize our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. We have leased a smaller facility and reduced our factory headcount during the three months ended March 31, 2024. As a result, we incurred severance and other exit costs of $0.5 million and $0.4 million, respectively, during the three months ended March 31,

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
2024, which are included within factory restructuring charges on our consolidated statements of operations. We expect this factory restructuring to be completed in the second quarter of 2024 with total estimated restructuring charges of $1.8 million including $0.9 million expected to recognized subsequent to March 31, 2024.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the three months ended March 31, 2024 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	1,064	574	490
Cash payments	(1,330)	(688)	(642)
Balance at March 31, 2024	$196	$33	$163
Total costs incurred inception to date	$5,079	$3,999	$1,080
Total expected expense to be incurred as of March 31, 2024	$934	$274	$660

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

International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we dismissed TCL, Hisense and Funai from this investigation as they either removed or limited the amount of our technology from their televisions as compared to our patent claims that we asserted at the time. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended (the "Tariff Act"). On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order (the "LEO") and Cease and Desist Order (the "CDO") against Roku, which became effective on January 9, 2022. In January 2022, Roku filed its appeal of the ITC ruling with the U.S. Court of Appeals for the Federal Circuit (the "USCAFC"). Oral argument for this appeal was held on September 5, 2023 and in January 2024 the USCAFC issued its decision affirming the ITC ruling in full. On March 4, 2024, Roku filed a petition for rehearing and rehearing en banc and on April 3, 2024, the USCAFC denied Roku’s petition.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
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

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiaries, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), claiming among other things, breach of an employment agency contract, and as is standard in Chinese litigation matters such as these, TS has also requested the court to order a hold on GTY's bank account for the total claimed amount of RMB 35 million. This asset protection order is a standard request and routinely granted. On February 5, 2024, we learned that the court accepted the lawsuit filed by TS. On February 8, 2024, we deposited RMB 35 million (approximately $4.9 million) with the court. This deposit is included in prepaid expenses and other current assets on our consolidated balance sheets. The hearing on this matter has been stayed pending settlement discussions between the parties.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board approved a share repurchase program with an effective date of November 7, 2023 (the "October 2023 Program"). Pursuant to the October 2023 Program, we are authorized to repurchase up to 1,000,000 shares of our common stock. At March 31, 2024, we had 805,244 shares available for repurchase under the October 2023 Program. Per the terms of the October 2023 Program, we may utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans.

We also repurchase shares of our issued and outstanding common stock to satisfy the cost of stock option exercises and/or income tax withholding obligations relating to the stock-based compensation of our employees and directors.
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Open market shares repurchased	95	—
Stock-based compensation related shares repurchased	45	53
Total shares repurchased	140	53

Cost of open market shares repurchased	$843	$—
Cost of stock-based compensation related shares repurchased	387	812
Total cost of shares repurchased	$1,230	$812

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cost of sales	$27	$36
Research and development expenses	231	283
Selling, general and administrative expenses:
Employees	1,551	2,006
Outside directors	95	215
Total employee and director stock-based compensation expense	$1,904	$2,540
Income tax benefit	$287	$410

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	486	$21.66
Granted	122	8.55
Vested	(132)	33.39
Forfeited	(4)	16.36
Non-vested at March 31, 2024	472	$15.05

As of March 31, 2024, we expect to recognize $5.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	—	$—
Granted	116	4.72
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2024	116	$4.72

The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended March 31,
	2024	2023
Weighted average fair value of grants	$4.72	$—
Risk-free interest rate	4.08%	—%
Expected volatility	57.00%	—%
Expected life in years	2.73	0.00

As of March 31, 2024, we expect to recognize $0.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average life of 2.6 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	901	$38.78
Granted	—	—
Exercised	—	—		$—
Forfeited/canceled/expired	(122)	58.52
Outstanding at March 31, 2024 (1)	779	$35.67	3.87	$—
Vested and expected to vest at March 31, 2024 (1)	779	$35.67	3.87	$—
Exercisable at March 31, 2024 (1)	585	$38.65	3.21	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2024. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

Three Months Ended March 31,
2023
Weighted average fair value of grants	$10.83
Risk-free interest rate	3.86%
Expected volatility	45.89%
Expected life in years	4.70

As of March 31, 2024, we expect to recognize $2.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.6 years.

Note 15 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net gain (loss) on foreign currency exchange contracts (1)	$(20)	$(194)
Net gain (loss) on foreign currency exchange transactions	(84)	(238)
Other income (expense)	24	218
Other income (expense), net	$(80)	$(214)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2024	2023
BASIC
Net income (loss)	$(8,649)	$(61,363)
Weighted-average common shares outstanding	12,902	12,749
Basic earnings (loss) per share	$(0.67)	$(4.81)

DILUTED
Net income (loss)	$(8,649)	$(61,363)
Weighted-average common shares outstanding for basic	12,902	12,749
Dilutive effect of stock options, restricted stock and performance stock	—	—
Weighted-average common shares outstanding on a diluted basis	12,902	12,749
Diluted earnings (loss) per share	$(0.67)	$(4.81)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2024	2023
Stock options	847	825
Restricted stock awards	494	369
Performance stock awards	70	—

Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	March 31, 2024				December 31, 2023
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(183)	$—	$(183)	$—	$(83)	$—	$(83)

We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $20 thousand and pre-tax loss of $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)
Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2024	USD/Chinese Yuan Renminbi	CNY	$18.0	7.1754	$(202)	April 8, 2024
March 31, 2024	USD/Euro	USD	$14.0	1.0806	$18	April 5, 2024
December 31, 2023	USD/Chinese Yuan Renminbi	CNY	$20.0	7.1181	$(18)	January 5, 2024
December 31, 2023	USD/Euro	USD	$22.0	1.1009	$(65)	January 5, 2024
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

We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K"), Part II, Item 1A of this report, and other factors we describe from time to time in our periodic filings with the SEC.

Overview

We design, develop, manufacture, ship and support control and sensor technology solutions and a broad line of universal control systems, audio-video ("AV") accessories, wireless security and smart home products that are used by the world's leading brands in the video services, consumer electronics, climate control, security, home automation and home appliance markets. Our product and technology offerings include:

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

To recap our results for the three months ended March 31, 2024:

•Net sales decreased 15.2% to $91.9 million for the three months ended March 31, 2024 from $108.4 million for the three months ended March 31, 2023.
•Our gross margin percentage increased to 28.3% for the three months ended March 31, 2024 from 22.8% for the three months ended March 31, 2023.
•Operating expenses, as a percentage of net sales, decreased to 35.8% for the three months ended March 31, 2024 from 77.7% for the three months ended March 31, 2023.
•Our operating loss was $6.9 million for the three months ended March 31, 2024 compared to operating loss of $59.5 million for the three months ended March 31, 2023. Our operating loss percentage was 7.5% for the three months ended March 31, 2024, compared to an operating loss percentage of 54.9% for the three months ended March 31, 2023.
•Income tax expense was $0.7 million for the three months ended March 31, 2024 compared to income tax expense of $0.7 million for the three months ended March 31, 2023.

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
•seek acquisitions or strategic partners that complement and strengthen our existing business; and
•expedite our long-term factory planning strategy to optimize our manufacturing footprint.

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

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions, in particular reduced consumer spending. We have also been adversely impacted due to inflationary pressures, including increased component and logistics costs and increases in wages and costs of borrowing funds. To help offset these increased costs, we have been able to increase sales prices on certain products, however such increases may not fully offset the impact of these cost increases which would negatively impact our gross margins and overall financial results. In addition, we expect recessionary pressures in the global economy to continue which will ultimately negatively impact our sales demand. Management will continue to seek ways to lessen the impact these pressures may have on our margins and overall financial results by continuing to seek price increases where appropriate, executing on our plan to reduce our manufacturing overhead and to locate alternative and less expensive sources of component parts and materials.

Manufacturing Footprint

We have been evaluating our global manufacturing footprint based upon our long-term factory planning strategy to reduce our manufacturing capacity due to decreased demand and a change in mix of our products. As part of this evaluation, we are working to downsize and streamline the Mexico operations by moving to a smaller, more efficient facility. We expect to commence operations in this downsized facility in the second quarter of 2024. We continue to evaluate our global factory footprint to identify ways to operate more efficiently and decisions may result in charges that could have a material effect on the consolidated the financial statements.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	71.7	77.2
Gross profit	28.3	22.8
Research and development expenses	8.5	7.7
Factory restructuring charges	1.2	—
Selling, general and administrative expenses	26.1	24.7
Goodwill impairment	—	45.3
Operating income (loss)	(7.5)	(54.9)
Interest income (expense), net	(1.0)	(0.9)
Other income (expense), net	(0.1)	(0.2)
Income (loss) before provision for income taxes	(8.6)	(56.0)
Provision for income taxes	0.8	0.6
Net income (loss)	(9.4)%	(56.6)%

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
Net sales. Net sales for the three months ended March 31, 2024 were $91.9 million compared to $108.4 million for the three months ended March 31, 2023. We have experienced lower customer demand in both our home entertainment and climate channels. Our home entertainment channel continues to be adversely affected by cord cutting while our climate control channel is experiencing a decrease in demand in Europe which we believe is a result of recent reductions in governmental subsidies for heat pump technology.

Gross profit. Gross profit for the three months ended March 31, 2024 was $26.0 million compared to $24.7 million for the three months ended March 31, 2023. Gross profit as a percentage of sales increased to 28.3% for the three months ended March 31, 2024 from 22.8% for the three months ended March 31, 2023. The execution of our factory footprint optimization plan has resulted in a significant reduction of excess manufacturing capacity, yielding a gross margin rate improvement of approximately 460 basis points. In addition, a stronger U.S. dollar resulted in a 90 basis point improvement in our gross margin rate.

Research and development ("R&D") expenses. R&D expenses decreased to $7.8 million for the three months ended March 31, 2024 from $8.4 million for the three months ended March 31, 2023 due primarily to reduced incentive compensation costs.

Factory restructuring charges. During the three months ended March 31, 2024, we recorded $1.1 million in expense, including severance and moving costs associated with the closure of our southern China factory and the streamlining of our factory in Mexico.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $24.0 million for the three months ended March 31, 2024 compared to $26.8 million for the three months ended March 31, 2023, due to a decrease in outside legal expenses related to a specific legal matter and variable expenses associated with lower sales volume.

Goodwill impairment. During the three months ended March 31, 2023, we recorded a non-cash goodwill impairment charge of $49.1 million, due to our market capitalization being significantly less than the carrying value of our equity.

Interest income (expense), net. Interest expense, net decreased to $0.9 million for the three months ended March 31, 2024 from $1.0 million for the three months ended March 31, 2023, as a result of a lower average loan balance, partially offset by a higher interest rate.

Other income (expense), net. Other expense, net was $0.1 million for the three months ended March 31, 2024, compared to other expense, net of $0.2 million for the three months ended March 31, 2023. The improvement was due to a reduction in net foreign currency losses.

Provision for income taxes. Income tax expense was $0.7 million for the three months ended March 31, 2024, relative to a pre-tax loss of $7.9 million, compared to income tax expense of $0.7 million for the three months ended March 31, 2023, relative to a pre-tax loss of $60.7 million. Consistent with 2023, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2024 resulting in an elevated effective tax rate. In the first quarter of 2023, we received the high technology exemption approval at our Yangzhou entity in China resulting in a lower tax rate. As a result, the deferred tax assets at our Yangzhou entity were remeasured resulting in an expense. Further, in the first quarter 2023, we also received a discrete benefit related to our goodwill impairment.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$26,914	$42,751
Available borrowing resources	$6,200	$70,000

Cash and cash equivalents – On March 31, 2024, we had $3.3 million, $6.9 million, $2.2 million, $2.6 million and $11.9 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("Credit Line") that expires on April 30, 2025. We expect to renew our credit agreement with U.S. Bank prior to its expiration. The Credit Line has a maximum availability up to $100.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current Credit Line total availability. At March 31, 2024, the Credit Line total availability was $52.2 million based upon the AR Ratio. At April 3, 2024, the Credit Line total availability was $61.3 million based upon the AR Ratio.

The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2024. At March 31, 2024, we had an outstanding balance of $46.0 million on our Credit Line and $6.2 million of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Line.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Three Months Ended March 31, 2024	Increase (Decrease)	Three Months Ended March 31, 2023
Cash provided by (used for) operating activities	$(2,775)	$(750)	$(2,025)
Cash provided by (used for) investing activities	(2,366)	2,465	(4,831)
Cash provided by (used for) financing activities	(10,230)	(6,418)	(3,812)
Effect of foreign currency exchange rates on cash and cash equivalents	(466)	(1,300)	834
Net increase (decrease) in cash and cash equivalents	$(15,837)	$(6,003)	$(9,834)

	March 31, 2024	Increase (Decrease)	December 31, 2023
Cash and cash equivalents	$26,914	$(15,837)	$42,751
Working capital	$91,564	$(6,139)	$97,703

Net cash used for operating activities was $2.8 million during the three months ended March 31, 2024 compared to $2.0 million during the three months ended March 31, 2023. Net loss was $8.6 million for the three months ended March 31, 2024 compared to net loss of $61.4 million for the three months ended March 31, 2023, which includes the impairment of goodwill of $49.1 million. Inventories decreased by $4.1 million during the three months ended March 31, 2024 compared to a decrease of $18.1 million during the three months ended March 31, 2023. This significant decrease in inventories is primarily the result of cord cutting, as there is less demand for our video service products. In addition, lead times for components and raw materials have normalized, enabling more efficient production planning. Our inventory turns increased to 3.1 turns at March 31, 2024 from 2.7 turns at March 31, 2023. Changes in accounts receivable and contract assets resulted in cash inflows of $11.0 million during the three months ended March 31, 2024, largely as a result of a decrease in sales. Changes in accounts receivable and contract assets resulted in cash inflows of $7.7 million during the three months ended March 31, 2023, largely as a result of a decrease in sales offset partially by an increase in days sales outstanding. Days sales outstanding were 93 days at March 31, 2024 compared to 83 days at March 31, 2023. Changes in accounts payable and accrued liabilities resulted in cash outflows of $12.5 million during the three months ended March 31, 2024 due to a decrease in inventory purchases and timing of payments throughout the quarter. Changes in accounts payable and accrued liabilities resulted in cash outflows of $26.1 million during the three months ended March 31, 2023 due primarily to a decrease in inventory purchases.

Net cash used for investing activities during the three months ended March 31, 2024 was $2.4 million, of which $1.4 million and $1.0 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the three months ended March 31, 2023 was $4.8 million, of which $3.2 million and $1.6 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $7.0 million and $9.0 million during the remainder of 2024.

Net cash used for financing activities was $10.2 million during the three months ended March 31, 2024 compared to $3.8 million during the three months ended March 31, 2023. The primary financing activities during the three months ended March 31, 2024 and 2023 were borrowings and repayments on our Credit Line and repurchases of shares of our common stock. Net repayments on our Credit Line were $9.0 million during the three months ended March 31, 2024 compared to net repayments on our Credit Line of $3.0 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, we repurchased 140,136 shares of our common stock at a cost of $1.2 million compared to our repurchase of 53,186 shares at a cost of $0.8 million during the three months ended March 31, 2023.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Line	$46,000	$—	$46,000	$—	$—
Inventory purchases	8,401	8,401	—	—	—
Operating lease obligations	18,886	5,645	7,509	3,434	2,298
Property, plant, and equipment purchases	1,614	1,614	—	—	—
Software license	5,284	529	1,373	1,767	1,615
Total material cash commitments	$80,185	$16,189	$54,882	$5,201	$3,913

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on the Secured Overnight Financing Rate ("SOFR") or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.3 million annual impact on net income based on our outstanding Credit Line balance at March 31, 2024.

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

Foreign Currency Exchange Rate Risk

At March 31, 2024, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products originate. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Chinese Yuan Renminbi, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2024, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from March 31, 2024, net income in the second quarter of 2024 would fluctuate by approximately $4.9 million.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2023 Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the three months ended March 31, 2024, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 - January 31, 2024	—	$—	—	900,000
February 1, 2024 - February 28, 2024	73,888	8.56	28,508	871,492
March 1, 2024 - March 31, 2024	66,248	9.02	66,248	805,244
Total	140,136	$8.78	94,756

(1)Of the repurchases in February, 45,380 shares represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)On October 26, 2023, our Board approved a share repurchase program with an effective date of November 7, 2023 (the "October 2023 Program"). Pursuant to the October 2023 Program, we are authorized to repurchase up to 1,000,000 shares of our common stock. Per the terms of the October 2023 Program, we may utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

Dated:	May 6, 2024	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)