Form 10-Q
period 2024-06-30
UNIVERSAL ELECTRONICS INC
filed 2024-08-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,979,876 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 6, 2024.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,128	$42,751
Accounts receivable, net	98,800	112,596
Contract assets	3,274	4,240
Inventories	87,491	88,273
Prepaid expenses and other current assets (Note 12)	11,130	7,325
Income tax receivable	2,309	3,666
Total current assets	226,132	258,851
Property, plant and equipment, net	39,259	44,619
Intangible assets, net	25,200	25,349
Operating lease right-of-use assets	15,922	18,693
Deferred income taxes	6,086	6,787
Other assets	1,404	1,573
Total assets	$314,003	$355,872
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,518	$57,033
Line of credit	41,000	55,000
Accrued compensation	18,870	20,305
Accrued sales discounts, rebates and royalties	4,103	5,796
Accrued income taxes	1,462	1,833
Other accrued liabilities	20,022	21,181
Total current liabilities	140,975	161,148
Long-term liabilities:
Operating lease obligations	10,386	12,560
Deferred income taxes	1,718	1,992
Income tax payable	434	435
Other long-term liabilities	719	817
Total liabilities	154,232	176,952
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,627,084 and 25,346,383 shares issued on June 30, 2024 and December 31, 2023, respectively	256	253
Paid-in capital	340,962	336,938
Treasury stock, at cost, 12,654,970 and 12,459,845 shares on June 30, 2024 and December 31, 2023, respectively	(371,814)	(369,973)
Accumulated other comprehensive income (loss)	(25,251)	(20,758)
Retained earnings	215,618	232,460
Total stockholders' equity	159,771	178,920
Total liabilities and stockholders' equity	$314,003	$355,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$90,452	$107,391	$182,352	$215,768
Cost of sales	64,500	82,774	130,412	166,458
Gross profit	25,952	24,617	51,940	49,310
Research and development expenses	7,520	8,484	15,341	16,844
Selling, general and administrative expenses	21,330	25,265	45,341	52,047
Factory restructuring charges	1,555	—	2,619	—
Goodwill impairment	—	—	—	49,075
Operating income (loss)	(4,453)	(9,132)	(11,361)	(68,656)
Interest income (expense), net	(843)	(1,097)	(1,765)	(2,072)
Other income (expense), net	(89)	(702)	(169)	(916)
Income (loss) before provision for income taxes	(5,385)	(10,931)	(13,295)	(71,644)
Provision for (benefit from) income taxes	2,808	(520)	3,547	130
Net income (loss)	$(8,193)	$(10,411)	$(16,842)	$(71,774)

Earnings (loss) per share:
Basic	$(0.63)	$(0.81)	$(1.30)	$(5.61)
Diluted	$(0.63)	$(0.81)	$(1.30)	$(5.61)
Shares used in computing earnings (loss) per share:
Basic	12,917	12,860	12,909	12,804
Diluted	12,917	12,860	12,909	12,804
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(8,193)	$(10,411)	$(16,842)	$(71,774)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,902)	(3,117)	(4,493)	(1,201)
Comprehensive income (loss)	$(11,095)	$(13,528)	$(21,335)	$(72,975)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2024:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,346	$253	(12,460)	$(369,973)	$336,938	$(20,758)	$232,460	$178,920
Net loss							(8,649)	(8,649)
Currency translation adjustment						(1,591)		(1,591)
Shares issued for employee benefit plan and compensation	156	2			299			301
Purchase of treasury shares			(140)	(1,230)				(1,230)
Shares issued to directors	6							—
Employee and director stock-based compensation					1,904			1,904
Balance at March 31, 2024	25,508	255	(12,600)	(371,203)	339,141	(22,349)	223,811	169,655
Net loss							(8,193)	(8,193)
Currency translation adjustment						(2,902)		(2,902)
Shares issued for employee benefit plan and compensation	111	1			361			362
Purchase of treasury shares			(55)	(611)				(611)
Shares issued to directors	8							—
Employee and director stock-based compensation					1,460			1,460
Balance at June 30, 2024	25,627	$256	(12,655)	$(371,814)	$340,962	$(25,251)	$215,618	$159,771
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and six months ended June 30, 2023:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	25,000	$250	(12,295)	$(368,194)	$326,839	$(21,187)	$330,698	$268,406
Net loss							(61,363)	(61,363)
Currency translation adjustment						1,916		1,916
Shares issued for employee benefit plan and compensation	189	2			350			352
Purchase of treasury shares			(53)	(812)				(812)
Shares issued to directors	8				—			—
Employee and director stock-based compensation					2,540			2,540
Balance at March 31, 2023	25,197	252	(12,348)	(369,006)	329,729	(19,271)	269,335	211,039
Net income							(10,411)	(10,411)
Currency translation adjustment						(3,117)		(3,117)
Shares issued for employee benefit plan and compensation	50	1			372			373
Purchase of treasury shares			(5)	(43)				(43)
Shares issued to directors	7							—
Employee and director stock-based compensation					2,158			2,158
Balance at June 30, 2023	25,254	$253	(12,353)	$(369,049)	$332,259	$(22,388)	$258,924	$199,999
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(16,842)	$(71,774)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,143	11,707
Provision for credit losses	—	3
Deferred income taxes	112	142
Shares issued for employee benefit plan	663	725
Employee and director stock-based compensation	3,364	4,698
Impairment of goodwill	—	49,075
Impairment of long-lived assets	148	49
Changes in operating assets and liabilities:
Accounts receivable and contract assets	13,095	10,586
Inventories	(914)	33,195
Prepaid expenses and other assets	(1,621)	2,615
Accounts payable and accrued liabilities	(5,478)	(26,542)
Accrued income taxes	1,005	(1,224)
Net cash provided by (used for) operating activities	2,675	13,255
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(2,696)	(5,807)
Acquisitions of intangible assets	(2,308)	(3,295)
Net cash provided by (used for) investing activities	(5,004)	(9,102)
Cash flows from financing activities:
Borrowings under line of credit	35,000	25,000
Repayments on line of credit	(49,000)	(38,000)
Treasury stock purchased	(1,841)	(855)
Net cash provided by (used for) financing activities	(15,841)	(13,855)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,453)	(1,215)
Net increase (decrease) in cash and cash equivalents	(19,623)	(10,917)
Cash and cash equivalents at beginning of period	42,751	66,740
Cash and cash equivalents at end of period	$23,128	$55,823

Supplemental cash flow information:
Income taxes paid	$2,175	$3,956
Interest paid	$2,545	$3,843
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

Our results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
JUNE 30, 2024
(Unaudited)
yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 14 for further information concerning stock-based compensation.

Recently Adopted Accounting Pronouncements

None.

Recent Accounting Updates Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting – Improvements to Reportable Segments Disclosures." The guidance enhances disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. All disclosure requirements are also required for companies with a single reportable segment. The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the guidance is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company expects this ASU to only impact our disclosures, with no impact to our consolidated balance sheets, statements of operations or cash flows.

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

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2024	December 31, 2023
North America	$1,834	$8,460
People's Republic of China ("PRC")	8,666	11,102
Asia (excluding the PRC)	2,444	2,427
Europe	4,546	8,145
South America	5,638	12,617
Total cash and cash equivalents	$23,128	$42,751

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Goods and services transferred at a point in time	$75,982	$79,372	$150,386	$166,053
Goods and services transferred over time	14,470	28,019	31,966	49,715
Net sales	$90,452	$107,391	$182,352	$215,768

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
United States	$18,910	$33,133	$45,622	$66,562
Asia (excluding PRC)	18,224	19,302	37,108	46,402
Europe	20,715	22,043	38,254	46,069
People's Republic of China	17,412	17,904	31,813	30,032
Latin America	9,483	9,232	17,724	16,180
Other	5,708	5,777	11,831	10,523
Total net sales	$90,452	$107,391	$182,352	$215,768

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2024		2023
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$12,930	14.3%	$13,540	12.6%
Sony Corporation	$9,577	10.6%	(1)	(1)
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

	Six Months Ended June 30,
	2024		2023
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$25,039	13.7%	$33,207	15.4%
Comcast Corporation	(1)	(1)	$24,416	11.3%
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Trade receivables, gross	$94,202	$106,182
Allowance for credit losses	(799)	(815)
Allowance for sales returns	(294)	(532)
Trade receivables, net	93,109	104,835
Other (1)	5,691	7,761
Accounts receivable, net	$98,800	$112,596
(1)Other accounts receivable is primarily comprised of value added tax receivables, interest receivable and supplier rebate receivables.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$815	$957
Additions (reductions) to costs and expenses	—	3
Write-offs/Foreign exchange effects	(16)	(196)
Balance at end of period	$799	$764

There were no significant customers that totaled more than 10% of our accounts receivable at June 30, 2024 or December 31, 2023.

Contract Liabilities

We have current and non-current contract liability balances primarily relating to our firmware update provisioning and digital rights management validation services. Contract liabilities are included within other accrued liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$4,384	$2,702	$3,501	$1,931
Payments received	1,626	1,765	3,463	3,452
Revenue recognized	(1,287)	(1,536)	(2,225)	(2,452)
Foreign exchange effects	(6)	—	(22)	—
Balance at end of period	$4,717	$2,931	$4,717	$2,931

Note 4 — Inventories

Inventories were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$27,571	$32,794
Components	12,695	11,061
Work in process	4,099	3,827
Finished goods	43,126	40,591
Inventories	$87,491	$88,273

Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended June 30,
	2024		2023
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	(1)	(1)	$5,766	12.7%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

(1)    Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
There were no purchases from suppliers that totaled more than 10% of our total inventory purchases for the six months ended June 30, 2024 and 2023.

There were no trade payable balances from suppliers that totaled more than 10% of our total accounts payable at June 30, 2024 and December 31, 2023.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	June 30, 2024	December 31, 2023
United States	$11,307	$13,245
People's Republic of China	24,450	26,679
Mexico	7,481	9,227
Vietnam	8,702	10,089
All other countries	3,241	4,072
Total long-lived tangible assets	$55,181	$63,312

Property, plant, and equipment are shown net of accumulated depreciation of $160.6 million and $163.3 million at June 30, 2024 and December 31, 2023, respectively.

Depreciation expense was $3.3 million and $4.8 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $6.7 million and $9.4 million for the six months ended June 30, 2024 and 2023, respectively.

Note 6 — Goodwill and Intangible Assets, Net

Goodwill

During the six months ended June 30, 2023, a decline in our financial performance, overall negative trend in the video service provider channel and an uncertain economic environment contributed to a significant decline in our market capitalization. We considered this to be an impairment trigger. We, therefore, performed a quantitative valuation analysis under an income approach to estimate our reporting unit's fair value. The income approach used projections of estimated operating results and cash flows that were discounted using a discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect our best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation and amortization. In addition to our valuation analysis under an income approach, we also considered the implied control premium compared to our market capitalization. We determined that the implied control premium over our market capitalization to be substantial, therefore, we recorded an impairment charge of $49.1 million during the six months ended June 30, 2023.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Intangible Assets, Net

The components of intangible assets, net were as follows:

	June 30, 2024			December 31, 2023
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$2,426	$(701)	$1,725	$2,161	$(421)	$1,740
Customer relationships	6,340	(4,165)	2,175	6,340	(3,803)	2,537
Developed and core technology	740	(350)	390	4,220	(3,754)	466
Patents	34,540	(13,697)	20,843	33,195	(12,686)	20,509
Trademarks and trade names	450	(383)	67	450	(353)	97
Total intangible assets, net	$44,496	$(19,296)	$25,200	$46,366	$(21,017)	$25,349

(1)This table excludes the gross value of fully amortized intangible assets totaling $48.8 million and $45.0 million at June 30, 2024 and December 31, 2023, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$140	$148	$281	$156
Selling, general and administrative expenses	1,080	1,107	2,176	2,163
Total amortization expense	$1,220	$1,255	$2,457	$2,319

Estimated future annual amortization expense related to our intangible assets at June 30, 2024, was as follows:

(In thousands)
2024 (remaining 6 months)	$2,696
2025	4,884
2026	4,264
2027	3,337
2028	2,708
Thereafter	7,311
Total	$25,200

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2024, our operating leases had remaining lease terms of up to 36 years, including any reasonably probable extensions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Lease balances within our consolidated balance sheet were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$15,922	$18,693
Liabilities:
Other accrued liabilities	$4,384	$4,813
Long-term operating lease obligations	10,386	12,560
Total lease liabilities	$14,770	$17,373

Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$590	$712	$1,298	$1,504
Selling, general and administrative expenses	1,102	1,109	2,253	2,185
Total operating lease expense	$1,692	$1,821	$3,551	$3,689
Operating cash outflows from operating leases	$1,570	$1,746	3,315	3,577
Operating lease right-of-use assets obtained in exchange for lease obligations	$9	$1,960	$9	$1,960

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	June 30, 2024	December 31, 2023
Weighted average lease liability term (in years)	4.8	4.9
Weighted average discount rate	5.09%	5.04%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at June 30, 2024. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	June 30, 2024
2024 (remaining 6 months)	$2,680
2025	4,412
2026	3,413
2027	2,668
2028	1,215
Thereafter	2,422
Total lease payments	16,810
Less: imputed interest	(2,040)
Total lease liabilities	$14,770

At June 30, 2024, we did not have any operating leases that had not yet commenced.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Note 8 — Line of Credit

On March 13, 2024, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a revolving line of credit ("Credit Line") through April 30, 2025. We expect to renew our credit agreement with U.S. Bank prior to its expiration, however no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The Credit Line has a maximum availability up to $100.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current Credit Line total availability. At June 30, 2024, the Credit Line total availability was $53.1 million based upon the AR Ratio. At July 18, 2024, the Credit Line total availability was $61.3 million based upon the AR Ratio.

Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2024 and December 31, 2023.

All obligations under the Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The amendment also introduces a facility fee of 0.25%. The interest rates in effect at June 30, 2024 and December 31, 2023 were 8.31% and 8.06%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. From January 1, 2024, to September 30, 2024, our covenants are based upon EBITDA. From October 1, 2024 to December 31, 2024, our covenants will be based upon a minimum fixed charge coverage ratio. Subsequent to December 31, 2024, our covenants will be based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. At June 30, 2024, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At June 30, 2024 and December 31, 2023, we had $41.0 million and $55.0 million outstanding under the Credit Line, respectively. At June 30, 2024, our remaining availability under our Credit Line was $12.1 million. Our total interest expense on borrowings was $1.1 million and $1.5 million during the three months ended June 30, 2024 and 2023, respectively. Our total interest expense on borrowings was $2.4 million and $2.9 million during the six months ended June 30, 2024 and 2023, respectively.

Note 9 — Income Taxes

We recorded income tax expense of $2.8 million and income tax benefit of $0.5 million for the three months ended June 30, 2024 and 2023, respectively. We recorded income tax expense of $3.5 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The income tax expense recorded for the six months ended June 30, 2024 and June 30, 2023 is primarily attributable to the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended June 30, 2024 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on global intangible low-taxed income. The Company's income tax provision can be affected by other factors, including changes in the tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2023, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
income in making this assessment. At December 31, 2023, we had a three-year cumulative operating loss for our U.S. operations and, accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended June 30, 2024, there was no change to our U.S. valuation allowance position.

At June 30, 2024, we had gross unrecognized tax benefits of $3.4 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on U.S. federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at June 30, 2024 and December 31, 2023 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Accrued bonus	$1,206	$2,843
Accrued commission	680	602
Accrued salary/wages (1)	4,705	4,085
Accrued social insurance (2)(3)	6,775	7,082
Accrued vacation/holiday	3,351	3,252
Other accrued compensation	2,153	2,441
Total accrued compensation	$18,870	$20,305

(1)Includes $0.8 million of accrued severance expenses at June 30, 2024 related to our Mexico manufacturing footprint optimization efforts. See Note 12 for further information related to our restructuring activities.
(2)Includes $25 thousand and $0.1 million of accrued severance expenses at June 30, 2024 and December 31, 2023, respectively, related to our Asia manufacturing footprint optimization efforts. See Note 12 for further information related to our restructuring activities.
(3)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2024 and December 31, 2023.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Contract liabilities	$4,017	$2,697
Duties	400	481
Expense associated with fulfilled performance obligations	854	1,092
Freight and handling fees	1,981	1,998
Interest	332	438
Operating lease obligations	4,384	4,813
Product warranty claims costs	522	522
Professional fees	1,699	1,558
Sales and value added taxes	1,779	4,194
Other (1)	4,054	3,388
Total other accrued liabilities	$20,022	$21,181
(1)Includes $0.6 million and $0.2 million at June 30, 2024 and December 31, 2023, respectively, associated with the purchase of property, plant and equipment.

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

Restructuring Activities

Asia

In conjunction with our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC, we stopped all production activities and began to shutdown of our southwestern China factory beginning in the third quarter of 2023. We incurred no severance or other exit costs during the three months ended June 30, 2024. We incurred $0.1 million of severance and $0.1 million of other exit costs during the six months ended June 30, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $4.2 million in factory restructuring charges since September 2023. This factory restructuring was completed in the second quarter of 2024 and we do not expect any further expenses associated with this plan.

Mexico

As part of our plan to restructure and optimize our factory footprint, we are working to downsize our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. We have leased a smaller facility and reduced our factory headcount during the six months ended June 30, 2024. As a result, we incurred $0.9 million of severance and $0.6 million of other exit costs during the three months ended June 30, 2024. We incurred

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
$1.4 million of severance and $1.0 million of other exit costs during the six months ended June 30, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We expect this factory restructuring to be completed in the fourth quarter of 2024 with total estimated restructuring charges of $2.7 million including $0.3 million expected to be recognized subsequent to June 30, 2024.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the six months ended June 30, 2024 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	2,619	1,481	1,138
Cash payments	(2,060)	(817)	(1,243)
Balance at June 30, 2024	$1,021	$811	$210
Total costs incurred inception to date	$6,634	$4,906	$1,728
Total remaining expected expense to be incurred as of June 30, 2024	$277	$—	$277

Litigation

Roku Matters

2018 Lawsuit

On September 5, 2018, we filed a lawsuit against Roku, Inc. ("Roku") in the United States District Court, Central District of California, alleging that Roku is willfully infringing nine of our patents that are in four patent families related to remote control set-up and touchscreen remotes. On December 5, 2018, we amended our complaint to add additional details supporting our infringement and willfulness allegations. We have alleged that this complaint relates to multiple Roku streaming players and components therefor and certain universal control devices, including but not limited to the Roku App, Roku TV, Roku Express, Roku Streaming Stick, Roku Ultra, Roku Premiere, Roku 4, Roku 3, Roku 2, Roku Enhanced Remote and any other Roku product that provides for the remote control of an external device such as a TV, audiovisual receiver, sound bar or Roku TV Wireless Speakers. In October 2019, the Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's requests for Inter Partes Review ("IPR") and with respect to the International Trade Commission Investigation. At this time, we are only waiting for the decision of the U.S. Supreme Court with respect to Roku's appeal request (see discussion below) and once received, we expect to be able to ask the District Court to lift this stay.

International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we dismissed TCL, Hisense and Funai from this investigation as they either removed or limited the amount of our technology from their televisions as compared to our patent claims that we asserted at the time. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended (the "Tariff Act"). On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order (the "LEO") and Cease and Desist Order (the "CDO") against Roku, which became effective on January 9, 2022. In January 2022, Roku filed its appeal of the ITC ruling with the U.S. Court of Appeals for the Federal Circuit (the "USCAFC"). Oral argument for this appeal was held on September 5, 2023 and in January 2024 the USCAFC issued its

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
decision affirming the ITC ruling in full. On March 4, 2024, Roku filed a petition for rehearing and rehearing en banc and on April 3, 2024, the USCAFC denied Roku’s petition. In June, Roku advised us that they would file an appeal of the adverse ruling against them in this investigation to the U.S. Supreme Count and on June 12, 2024, Roku filed an application seeking a 45-day extension (to August 16, 2024) to file their Writ of Certiorari. This extension was approved. As soon as Roku files its Writ, we will timely prepare and file our reply. We expect the U.S. Supreme Court to make its decision whether or not to hear Roku’s appeal sometime during or after September of this year.

2020 Lawsuit

As a companion case to our ITC complaint, on April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices and sound bars. The Court stayed this lawsuit pending action by the Patent Trial and Appeals Board (the "PTAB") with respect to Roku's requests for Inter Partes Review ("IPR") and with respect to the International Trade Commission Investigation. At this time, we are only waiting for the decision of the U.S. Supreme Court with respect to Roku’s appeal request (see discussion above) and once received, we expect to be able to ask the District Court to lift this stay.

Inter Partes Reviews

Throughout these litigation matters against Roku and the others identified above, Roku has filed multiple IPR requests with the PTAB on all patents at issue in the 2018 Lawsuit, the ITC Action, and the 2020 Lawsuit (see discussion above). To date, the PTAB has denied Roku's request fourteen times, and granted Roku's request twelve times. Roku has since filed two IPRs on two of our patents not yet asserted against it, and we are awaiting the PTAB's institution decision with respect to those new IPR requests. Of the twelve IPR requests granted by the PTAB, the results were mixed, with the PTAB upholding the validity of many of our patent claims and invalidating others. Most of these PTAB actions have been completed, and as soon as we learn the decision of the U.S. Supreme Court, we expect to be able to petition the District Court to lift the stay on the 2018 and 2020 cases.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
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

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiaries, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), claiming among other things, breach of an employment agency contract, and as is standard in Chinese litigation matters such as these, TS has also requested the court to order a hold on GTY's bank account for the total claimed amount of RMB 35 million. This asset protection order is a standard request and routinely granted. On February 5, 2024, we learned that the court accepted the lawsuit filed by TS. On February 8, 2024, we deposited RMB 35 million (approximately $4.8 million) with the court. This deposit is included in prepaid expenses and other current assets on our consolidated balance sheets. The hearing on this matter has been stayed pending settlement discussions between the parties.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board approved a share repurchase program with an effective date of November 7, 2023 (the "October 2023 Program"). Pursuant to the October 2023 Program, we are authorized to repurchase up to 1,000,000 shares of our common stock. At June 30, 2024, we had 778,362 shares available for repurchase under the October 2023 Program. Per the terms of the October 2023 Program, we may utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans.

We also repurchase shares of our issued and outstanding common stock to satisfy the cost of stock option exercises and/or income tax withholding obligations relating to the stock-based compensation of our employees and directors.
Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Open market shares repurchased	122	—
Stock-based compensation related shares repurchased	73	58
Total shares repurchased	195	58

Cost of open market shares repurchased	$1,109	$—
Cost of stock-based compensation related shares repurchased	732	855
Total cost of shares repurchased	$1,841	$855

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of sales	$20	$26	$47	$62
Research and development expenses	142	251	373	534
Selling, general and administrative expenses:
Employees	1,204	1,666	2,755	3,672
Outside directors	94	215	189	430
Total employee and director stock-based compensation expense	$1,460	$2,158	$3,364	$4,698
Income tax benefit	$220	$337	$507	$747

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	486	$21.66
Granted	322	10.38
Vested	(220)	25.60
Forfeited	(17)	17.23
Non-vested at June 30, 2024	571	$13.92

As of June 30, 2024, we expect to recognize $6.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.0 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	—	$—
Granted	116	4.72
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2024	116	$4.72

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Weighted average fair value of grants	$—	$4.72
Risk-free interest rate	—%	4.08%
Expected volatility	—%	57.00%
Expected life in years	0.00	2.73

As of June 30, 2024, we expect to recognize $0.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average life of 2.3 years.

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	901	$38.78
Granted	—	—
Exercised	—	—		$—
Forfeited/canceled/expired	(122)	58.52
Outstanding at June 30, 2024 (1)	779	$35.67	3.62	$—
Vested and expected to vest at June 30, 2024 (1)	779	$35.67	3.62	$—
Exercisable at June 30, 2024 (1)	612	$38.18	3.07	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2024. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Weighted average fair value of grants	$—	$10.83
Risk-free interest rate	—%	3.86%
Expected volatility	—%	45.89%
Expected life in years	0.00	4.70

As of June 30, 2024, we expect to recognize $1.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.4 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Note 15 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net gain (loss) on foreign currency exchange contracts (1)	$(195)	$(2,613)	$(215)	$(2,807)
Net gain (loss) on foreign currency exchange transactions	(159)	1,868	(243)	1,630
Other income (expense)	265	43	289	261
Other income (expense), net	$(89)	$(702)	$(169)	$(916)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).

Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2024	2023	2024	2023
BASIC
Net income (loss)	$(8,193)	$(10,411)	$(16,842)	$(71,774)
Weighted-average common shares outstanding	12,917	12,860	12,909	12,804
Basic earnings (loss) per share	$(0.63)	$(0.81)	$(1.30)	$(5.61)

DILUTED
Net income (loss)	$(8,193)	$(10,411)	$(16,842)	$(71,774)
Weighted-average common shares outstanding for basic	12,917	12,860	12,909	12,804
Dilutive effect of stock options, restricted stock and performance stock	—	—	—	—
Weighted-average common shares outstanding on a diluted basis	12,917	12,860	12,909	12,804
Diluted earnings (loss) per share	$(0.63)	$(0.81)	$(1.30)	$(5.61)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Stock options	779	925	813	875
Restricted stock awards	452	380	473	375
Performance stock awards	116	—	93	—

Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	June 30, 2024				December 31, 2023
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$10	$—	$10	$—	$(83)	$—	$(83)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.2 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, we had a pre-tax loss of $0.2 million and $2.8 million, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2024	USD/Chinese Yuan Renminbi	CNY	$18.0	7.2395	$(134)	July 12, 2024
June 30, 2024	USD/Euro	USD	$9.0	1.0890	$144	July 12, 2024
December 31, 2023	USD/Chinese Yuan Renminbi	CNY	$20.0	7.1181	$(18)	January 5, 2024
December 31, 2023	USD/Euro	USD	$22.0	1.1009	$(65)	January 5, 2024
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

To recap our results for the three months ended June 30, 2024:

•Net sales decreased 15.8% to $90.5 million for the three months ended June 30, 2024 from $107.4 million for the three months ended June 30, 2023.
•Our gross margin percentage increased to 28.7% for the three months ended June 30, 2024 from 22.9% for the three months ended June 30, 2023.
•Operating expenses, as a percentage of net sales, increased to 33.6% for the three months ended June 30, 2024 from 31.4% for the three months ended June 30, 2023.
•Our operating loss was $4.5 million for the three months ended June 30, 2024 compared to operating loss of $9.1 million for the three months ended June 30, 2023. Our operating loss percentage was 4.9% for the three months ended June 30, 2024, compared to 8.5% for the three months ended June 30, 2023.
•Income tax expense was $2.8 million for the three months ended June 30, 2024 compared to income tax benefit of $0.5 million for the three months ended June 30, 2023.

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

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions, in particular reduced consumer spending on durable goods. We have also been adversely impacted by inflationary pressures, including increased component and logistics costs and increases in wages and costs of borrowing funds. To help offset these negative impacts, we have implemented cost saving measures including rightsizing our manufacturing footprint and reducing operational and administrative headcount; however, such measures may not fully offset the impact of lower sales demand and cost increases, which would negatively impact our gross margins and overall financial results. Management will continue to seek ways to lessen the impact these pressures may have on our margins and overall financial results by executing on our plan to reduce our manufacturing overhead and to locate alternative and less expensive sources of component parts and materials.

Manufacturing Footprint

We have been evaluating our global manufacturing footprint based upon our long-term factory planning strategy to reduce our manufacturing capacity due to decreased demand and a change in mix of our products. As part of this evaluation, we are working to downsize and streamline the Mexico operations by moving to a smaller, more efficient facility. We commenced operations in this downsized facility in the second quarter of 2024. We continue to evaluate our global factory footprint to identify ways to operate more efficiently. Decisions may result in charges that could have a material effect on the consolidated the financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, impairment of long-lived assets, intangible assets and income taxes. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial statements.

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	77.1	71.5	77.1
Gross profit	28.7	22.9	28.5	22.9
Research and development expenses	8.3	7.9	8.4	7.9
Selling, general and administrative expenses	23.6	23.5	24.9	24.1
Factory restructuring charges	1.7	—	1.4	—
Goodwill impairment	—	—	—	22.7
Operating income (loss)	(4.9)	(8.5)	(6.2)	(31.8)
Interest income (expense), net	(0.9)	(1.0)	(1.0)	(1.0)
Other income (expense), net	(0.1)	(0.7)	(0.1)	(0.4)
Income (loss) before provision for income taxes	(5.9)	(10.2)	(7.3)	(33.2)
Provision for (benefit from) income taxes	3.1	(0.5)	1.9	0.1
Net income (loss)	(9.0)%	(9.7)%	(9.2)%	(33.3)%

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
Net sales. Net sales for the three months ended June 30, 2024 were $90.5 million compared to $107.4 million for the three months ended June 30, 2023. We have experienced lower customer demand in both our home entertainment and climate control channels. Our home entertainment channel continues to be adversely affected by cord cutting while our climate control channel is experiencing a decrease in demand in Europe, which we believe is a result of recent reductions in governmental subsidies for heat pump technology.

Gross profit. Gross profit for the three months ended June 30, 2024 was $26.0 million compared to $24.6 million for the three months ended June 30, 2023. Gross profit as a percentage of sales increased to 28.7% for the three months ended June 30, 2024 from 22.9% for the three months ended June 30, 2023. The execution of our factory footprint optimization plan has resulted in a significant reduction of excess manufacturing capacity, yielding a gross margin rate improvement of approximately 520 basis points. In addition, a stronger U.S. dollar resulted in a 60 basis point improvement in our gross margin rate.

Research and development ("R&D") expenses. R&D expenses decreased to $7.5 million for the three months ended June 30, 2024 from $8.5 million for the three months ended June 30, 2023 due primarily to reduced third party product development costs and a reduction in headcount.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $21.3 million for the three months ended June 30, 2024 compared to $25.3 million for the three months ended June 30, 2023, due primarily to a reduction in headcount and a decrease in variable expenses associated with lower sales volume.

Factory restructuring charges. During the three months ended June 30, 2024, we recorded $1.6 million in expense, including severance and moving costs associated with the streamlining of our factory in Mexico.

Interest income (expense), net. Interest expense, net decreased to $0.8 million for the three months ended June 30, 2024 from $1.1 million for the three months ended June 30, 2023, primarily as a result of a lower average loan balance, partially offset by a higher interest rate.

Other income (expense), net. Other expense, net was $0.1 million for the three months ended June 30, 2024 compared to $0.7 million for the three months ended June 30, 2023. The improvement was primarily due to a reduction in net foreign currency losses and gains from the sale of manufacturing assets.

Provision for income taxes. Income tax expense was $2.8 million for the three months ended June 30, 2024, relative to a pre-tax loss of $5.4 million, compared to income tax benefit of $0.5 million for the three months ended June 30, 2023, relative to a pre-tax loss of $10.9 million. Consistent with 2023, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2024, resulting in an elevated effective tax rate.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Net sales. Net sales for the six months ended June 30, 2024 were $182.4 million compared to $215.8 million for the six months ended June 30, 2023. We have experienced lower customer demand in both our home entertainment and climate control channels. Our home entertainment channel continues to be adversely affected by cord cutting while our climate control channel is experiencing a decrease in demand in Europe, which we believe is a result of recent reductions in governmental subsidies for heat pump technology.

Gross profit. Gross profit for the six months ended June 30, 2024 was $51.9 million compared to $49.3 million for the six months ended June 30, 2023. Gross profit as a percentage of sales increased to 28.5% for the six months ended June 30, 2024 from 22.9% for the six months ended June 30, 2023. The execution of our factory footprint optimization plan has resulted in a significant reduction of excess manufacturing capacity, yielding a gross margin rate improvement of approximately 490 basis points. In addition, a stronger U.S. dollar resulted in a 70 basis point improvement in our gross margin rate.

R&D expenses. R&D expenses decreased to $15.3 million for the six months ended June 30, 2024 from $16.8 million for the six months ended June 30, 2023 due primarily to reduced third party product development costs and a reduction in headcount.

SG&A expenses. SG&A expenses decreased to $45.3 million for the six months ended June 30, 2024 compared to $52.0 million for the six months ended June 30, 2023, due primarily to a reduction in headcount, a decrease in outside legal expenses related to a specific legal matter, and a decrease in variable expenses associated with lower sales volume.

Factory restructuring charges. During the six months ended June 30, 2024, we recorded $2.6 million in expense, including severance and moving costs associated with the streamlining of our factory in Mexico and the closure of our southern China factory.

Goodwill impairment. During the six months ended June 30, 2023, we recorded a non-cash goodwill impairment charge of $49.1 million due to our market capitalization being significantly less than the carrying value of our equity.

Interest income (expense), net. Interest expense, net decreased to $1.8 million for the six months ended June 30, 2024 from $2.1 million for the six months ended June 30, 2023, primarily as a result of a lower average loan balance, partially offset by a higher interest rate.

Other income (expense), net. Other expense, net was $0.2 million for the six months ended June 30, 2024 compared to $0.9 million for the six months ended June 30, 2023. The improvement was primarily due to a reduction in net foreign currency losses.

Provision for income taxes. Income tax expense was $3.5 million for the six months ended June 30, 2024, relative to a pre-tax loss of $13.3 million, compared to income tax expense of $0.1 million for the six months ended June 30, 2023, relative to a pre-tax loss of $71.6 million. Consistent with 2023, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2024, resulting in an elevated effective tax rate.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$23,128	$42,751
Available borrowing resources	$12,100	$70,000

Cash and cash equivalents – On June 30, 2024, we had $1.8 million, $8.7 million, $2.5 million, $4.5 million and $5.6 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("Credit Line") that expires on April 30, 2025. We expect to renew our credit agreement with U.S. Bank prior to its expiration, however no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The Credit Line has a maximum availability up to $100.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current Credit Line total availability. At June 30, 2024, the Credit Line total availability was $53.1 million based upon the AR Ratio. At July 18, 2024, the Credit Line total availability was $61.3 million based upon the AR Ratio.

The Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2024. At June 30, 2024, we had an outstanding balance of $41.0 million on our Credit Line and $12.1 million of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Line.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Six Months Ended June 30, 2024	Increase (Decrease)	Six Months Ended June 30, 2023
Cash provided by (used for) operating activities	$2,675	$(10,580)	$13,255
Cash provided by (used for) investing activities	(5,004)	4,098	(9,102)
Cash provided by (used for) financing activities	(15,841)	(1,986)	(13,855)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,453)	(238)	(1,215)
Net increase (decrease) in cash and cash equivalents	$(19,623)	$(8,706)	$(10,917)

	June 30, 2024	Increase (Decrease)	December 31, 2023
Cash and cash equivalents	$23,128	$(19,623)	$42,751
Working capital	$85,157	$(12,546)	$97,703

Net cash provided by operating activities was $2.7 million during the six months ended June 30, 2024 compared to $13.3 million during the six months ended June 30, 2023. Net loss was $16.8 million for the six months ended June 30, 2024 compared to net loss of $71.8 million for the six months ended June 30, 2023, which includes the impairment of goodwill of $49.1 million. Inventories increased by $0.9 million during the six months ended June 30, 2024 compared to a decrease of $33.2 million during the six months ended June 30, 2023. The significant decrease in inventories during the six months ended June 30, 2023 is primarily the result of cord cutting, as there was less demand for our video service products. In addition, lead times for components and raw materials have normalized, enabling more efficient production planning. Our inventory turns increased to 3.3 turns at June 30, 2024 from 3.0 turns at June 30, 2023. Changes in accounts receivable and contract assets resulted in cash inflows of $13.1 million during the six months ended June 30, 2024, largely as a result of a decrease in sales. Changes in accounts receivable and contract assets from lower sales volume resulted in cash inflows of $10.6 million during the six months ended June 30, 2023. Days sales outstanding were 91 days at June 30, 2024 compared to 83 days at June 30, 2023. Changes in accounts payable and accrued liabilities resulted in cash outflows of $5.5 million during the six months ended June 30, 2024 due to a decrease in inventory purchases and timing of payments throughout the quarter. Changes in accounts payable and accrued liabilities resulted in cash outflows of $26.5 million during the six months ended June 30, 2023 due primarily to a decrease in inventory purchases.

Net cash used for investing activities during the six months ended June 30, 2024 was $5.0 million, of which $2.7 million and $2.3 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the six months ended June 30, 2023 was $9.1 million, of which $5.8 million and $3.3 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $4.0 million and $5.0 million during the remainder of 2024.

Net cash used for financing activities was $15.8 million during the six months ended June 30, 2024 compared to $13.9 million during the six months ended June 30, 2023. The primary financing activities during the six months ended June 30, 2024 and 2023 were borrowings and repayments on our Credit Line and repurchases of shares of our common stock. Net repayments on our Credit Line were $14.0 million during the six months ended June 30, 2024 compared to $13.0 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, we repurchased 195,125 shares of our common stock at a cost of $1.8 million compared to our repurchase of 57,973 shares at a cost of $0.9 million during the six months ended June 30, 2023.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Line	$41,000	$41,000	$—	$—	$—
Inventory purchases	8,674	8,674	—	—	—
Operating lease obligations	17,276	5,315	6,861	2,859	2,241
Property, plant, and equipment purchases	1,182	1,182	—	—	—
Software license	5,158	555	1,426	1,793	1,384
Total material cash commitments	$73,290	$56,726	$8,287	$4,652	$3,625

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Line for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we may elect to pay interest on outstanding borrowings on our Credit Line based on the Secured Overnight Financing Rate ("SOFR") or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Second Amended Credit Agreement. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.3 million annual impact on net income based on our outstanding Credit Line balance at June 30, 2024.

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

Foreign Currency Exchange Rate Risk

At June 30, 2024, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong

Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products originate. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Chinese Yuan Renminbi, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2024, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from June 30, 2024, net income in the third quarter of 2024 would fluctuate by approximately $5.2 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended June 30, 2024, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 - April 30, 2024	28,066	$9.89	26,882	778,362
May 1, 2024 - May 31, 2024	26,816	12.39	—	778,362
June 1, 2024 - June 30, 2024	107	11.44	—	778,362
Total	54,989	$11.11	26,882

(1)Of the repurchases in April, May and June, 1,184, 26,816, and 107 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

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

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.1	Universal Electronics Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith)

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

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

Dated:	August 8, 2024	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)