Form 10-Q
period 2024-09-30
UNIVERSAL ELECTRONICS INC
filed 2024-11-07
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,027,863 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 5, 2024.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$26,287	$42,751
Accounts receivable, net	106,629	112,596
Contract assets	4,288	4,240
Inventories	88,939	88,273
Prepaid expenses and other current assets (Note 12)	9,664	7,325
Income tax receivable	1,458	3,666
Total current assets	237,265	258,851
Property, plant and equipment, net	37,610	44,619
Intangible assets, net	24,674	25,349
Operating lease right-of-use assets	15,126	18,693
Deferred income taxes	5,175	6,787
Other assets	1,405	1,573
Total assets	$321,255	$355,872
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,785	$57,033
Lines of credit	39,853	55,000
Accrued compensation	20,636	20,305
Accrued sales discounts, rebates and royalties	4,717	5,796
Accrued income taxes	1,118	1,833
Other accrued liabilities	18,636	21,181
Total current liabilities	147,745	161,148
Long-term liabilities:
Operating lease obligations	9,409	12,560
Deferred income taxes	1,753	1,992
Income tax payable	434	435
Other long-term liabilities	728	817
Total liabilities	160,069	176,952
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,679,816 and 25,346,383 shares issued on September 30, 2024 and December 31, 2023, respectively	257	253
Paid-in capital	342,889	336,938
Treasury stock, at cost, 12,660,397 and 12,459,845 shares on September 30, 2024 and December 31, 2023, respectively	(371,869)	(369,973)
Accumulated other comprehensive income (loss)	(23,051)	(20,758)
Retained earnings	212,960	232,460
Total stockholders' equity	161,186	178,920
Total liabilities and stockholders' equity	$321,255	$355,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$102,073	$107,095	$284,425	$322,863
Cost of sales	71,341	86,683	201,753	253,141
Gross profit	30,732	20,412	82,672	69,722
Research and development expenses	7,338	7,658	22,679	24,502
Selling, general and administrative expenses	22,872	23,097	68,213	75,144
Factory restructuring charges	104	3,690	2,723	3,690
Goodwill impairment	—	—	—	49,075
Operating income (loss)	418	(14,033)	(10,943)	(82,689)
Interest income (expense), net	(891)	(1,216)	(2,656)	(3,288)
Other income (expense), net	274	(851)	105	(1,767)
Income (loss) before provision for income taxes	(199)	(16,100)	(13,494)	(87,744)
Provision for (benefit from) income taxes	2,459	3,262	6,006	3,392
Net income (loss)	$(2,658)	$(19,362)	$(19,500)	$(91,136)

Earnings (loss) per share:
Basic	$(0.20)	$(1.50)	$(1.51)	$(7.10)
Diluted	$(0.20)	$(1.50)	$(1.51)	$(7.10)
Shares used in computing earnings (loss) per share:
Basic	12,985	12,911	12,935	12,839
Diluted	12,985	12,911	12,935	12,839
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(2,658)	$(19,362)	$(19,500)	$(91,136)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,200	(1,501)	(2,293)	(2,702)
Comprehensive income (loss)	$(458)	$(20,863)	$(21,793)	$(93,838)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and nine months ended September 30, 2024:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,346	$253	(12,460)	$(369,973)	$336,938	$(20,758)	$232,460	$178,920
Net loss							(8,649)	(8,649)
Currency translation adjustment						(1,591)		(1,591)
Shares issued for employee benefit plan and compensation	156	2			299			301
Purchase of treasury shares			(140)	(1,230)				(1,230)
Shares issued to directors	6							—
Employee and director stock-based compensation					1,904			1,904
Balance at March 31, 2024	25,508	$255	(12,600)	$(371,203)	$339,141	$(22,349)	$223,811	$169,655
Net loss							(8,193)	(8,193)
Currency translation adjustment						(2,902)		(2,902)
Shares issued for employee benefit plan and compensation	111	1			361			362
Purchase of treasury shares			(55)	(611)				(611)
Shares issued to directors	8							—
Employee and director stock-based compensation					1,460			1,460
Balance at June 30, 2024	25,627	$256	(12,655)	$(371,814)	$340,962	$(25,251)	$215,618	$159,771
Net loss							(2,658)	(2,658)
Currency translation adjustment						2,200		2,200
Shares issued for employee benefit plan and compensation	45	1			276			277
Purchase of treasury shares			(5)	(55)				(55)
Shares issued to directors	8							—
Employee and director stock-based compensation					1,651			1,651
Balance at September 30, 2024	25,680	$257	(12,660)	$(371,869)	$342,889	$(23,051)	$212,960	$161,186
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three and nine months ended September 30, 2023:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	25,000	$250	(12,295)	$(368,194)	$326,839	$(21,187)	$330,698	$268,406
Net loss							(61,363)	(61,363)
Currency translation adjustment						1,916		1,916
Shares issued for employee benefit plan and compensation	189	2			350			352
Purchase of treasury shares			(53)	(812)				(812)
Shares issued to directors	8				—			—
Employee and director stock-based compensation					2,540			2,540
Balance at March 31, 2023	25,197	$252	(12,348)	$(369,006)	$329,729	$(19,271)	$269,335	$211,039
Net income							(10,411)	(10,411)
Currency translation adjustment						(3,117)		(3,117)
Shares issued for employee benefit plan and compensation	50	1			372			373
Purchase of treasury shares			(5)	(43)				(43)
Shares issued to directors	7							—
Employee and director stock-based compensation					2,158			2,158
Balance at June 30, 2023	25,254	$253	(12,353)	$(369,049)	$332,259	$(22,388)	$258,924	$199,999
Net Income							(19,362)	(19,362)
Currency translation adjustment						(1,501)		(1,501)
Shares issued for employee benefit plan and compensation	40				289			289
Purchase of treasury shares			(3)	(33)				(33)
Shares issued to directors	7				—			—
Employee and director stock-based compensation					2,135			2,135
Balance at September 30, 2023	25,301	$253	(12,356)	$(369,082)	$334,683	$(23,889)	$239,562	$181,527
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(19,500)	$(91,136)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	13,528	17,549
Provision for credit losses	17	69
Deferred income taxes	1,056	259
Shares issued for employee benefit plan	940	1,014
Employee and director stock-based compensation	5,015	6,833
Impairment of goodwill	—	49,075
Impairment of long-lived assets	148	7,794
Changes in operating assets and liabilities:
Accounts receivable and contract assets	5,367	(488)
Inventories	(453)	44,991
Prepaid expenses and other assets	826	4,981
Accounts payable and accrued liabilities	(102)	(21,289)
Accrued income taxes	1,497	424
Net cash provided by (used for) operating activities	8,339	20,076
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(3,541)	(6,840)
Acquisitions of intangible assets	(3,150)	(4,643)
Net cash provided by (used for) investing activities	(6,691)	(11,483)
Cash flows from financing activities:
Borrowings under lines of credit	57,794	35,000
Repayments on lines of credit	(73,000)	(48,000)
Treasury stock purchased	(1,896)	(888)
Net cash provided by (used for) financing activities	(17,102)	(13,888)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,010)	(1,366)
Net increase (decrease) in cash and cash equivalents	(16,464)	(6,661)
Cash and cash equivalents at beginning of period	42,751	66,740
Cash and cash equivalents at end of period	$26,287	$60,079

Supplemental cash flow information:
Income taxes paid	$2,922	$5,327
Interest paid	$3,900	$5,431
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
SEPTEMBER 30, 2024
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

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2024	December 31, 2023
North America	$2,179	$8,460
People's Republic of China ("PRC")	10,701	11,102
Asia (excluding the PRC)	2,735	2,427
Europe	5,641	8,145
South America	5,031	12,617
Total cash and cash equivalents	$26,287	$42,751

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Goods and services transferred at a point in time	$85,186	$83,855	$235,572	$249,908
Goods and services transferred over time	16,887	23,240	48,853	72,955
Net sales	$102,073	$107,095	$284,425	$322,863

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
United States	$25,833	$31,737	$71,455	$97,892
Asia (excluding PRC)	20,785	20,107	57,893	66,508
Europe	22,583	22,529	60,837	68,598
PRC	17,747	19,049	49,560	49,082
Latin America	9,164	8,227	26,888	24,408
Other	5,961	5,446	17,792	16,375
Total net sales	$102,073	$107,095	$284,425	$322,863

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2024		2023
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$12,620	12.4%	$15,194	14.2%
Sony Corporation	$10,841	10.6%	$11,825	11.0%

	Nine Months Ended September 30,
	2024		2023
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$37,658	13.2%	$48,401	15.0%
Comcast Corporation	(1)	(1)	$34,436	10.7%
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Trade receivables, gross	$102,127	$106,182
Allowance for credit losses	(841)	(815)
Allowance for sales returns	(343)	(532)
Trade receivables, net	100,943	104,835
Other (1)	5,686	7,761
Accounts receivable, net	$106,629	$112,596
(1)Other accounts receivable is primarily comprised of value added tax receivables, interest receivable and supplier rebate receivables.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$815	$957
Additions (reductions) to costs and expenses	17	69
Write-offs/Foreign exchange effects	9	(207)
Balance at end of period	$841	$819

There were no significant customers that totaled more than 10% of our accounts receivable at September 30, 2024 or December 31, 2023.

Contract Liabilities

We have current and non-current contract liability balances primarily relating to our firmware update provisioning and digital rights management validation services. Contract liabilities are included within other accrued liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$4,717	$2,931	$3,501	$1,931
Payments received	981	862	4,444	4,314
Revenue recognized	(1,697)	(1,001)	(3,922)	(3,453)
Foreign exchange effects	31	—	9	—
Balance at end of period	$4,032	$2,792	$4,032	$2,792

Note 4 — Inventories

Inventories were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$24,275	$32,794
Components	13,162	11,061
Work in process	5,164	3,827
Finished goods	46,338	40,591
Inventories	$88,939	$88,273

Significant Supplier

There were no purchases from suppliers that totaled more than 10% of our total inventory purchases for the three and nine months ended September 30, 2024 and 2023.

There were no trade payable balances to suppliers that totaled more than 10% of our total accounts payable at September 30, 2024 and December 31, 2023.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease right-of-use assets, were as follows:

(In thousands)	September 30, 2024	December 31, 2023
United States	$10,444	$13,245
PRC	23,547	26,679
Mexico	6,612	9,227
Vietnam	8,820	10,089
All other countries	3,313	4,072
Total long-lived tangible assets	$52,736	$63,312

Property, plant, and equipment are shown net of accumulated depreciation of $166.8 million and $163.3 million at September 30, 2024 and December 31, 2023, respectively.

Depreciation expense was $3.0 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $9.7 million and $13.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Intangible Assets, Net

The components of intangible assets, net were as follows:

	September 30, 2024			December 31, 2023
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$2,511	$(909)	$1,602	$2,161	$(421)	$1,740
Customer relationships	6,340	(4,346)	1,994	6,340	(3,803)	2,537
Developed and core technology	740	(374)	366	4,220	(3,754)	466
Patents	34,547	(13,888)	20,659	33,195	(12,686)	20,509
Trademarks and trade names	450	(397)	53	450	(353)	97
Total intangible assets, net	$44,588	$(19,914)	$24,674	$46,366	$(21,017)	$25,349
(1)This table excludes the gross value of fully amortized intangible assets totaling $49.3 million and $45.0 million at September 30, 2024 and December 31, 2023, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$207	$146	$488	$302
Selling, general and administrative expenses	1,160	1,119	3,336	3,282
Total amortization expense	$1,367	$1,265	$3,824	$3,584

Estimated future annual amortization expense related to our intangible assets at September 30, 2024, was as follows:

(In thousands)
2024 (remaining 3 months)	$1,369
2025	4,984
2026	4,420
2027	3,401
2028	2,780
Thereafter	7,720
Total	$24,674

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At September 30, 2024, our operating leases had remaining lease terms of up to 36 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheet were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$15,126	$18,693
Liabilities:
Other accrued liabilities	$4,155	$4,813
Long-term operating lease obligations	9,409	12,560
Total lease liabilities	$13,564	$17,373

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Operating lease expense, including variable and short-term lease costs which were insignificant to the total, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$562	$738	$1,859	$2,242
Selling, general and administrative expenses	1,112	1,030	3,365	3,215
Total operating lease expense	$1,674	$1,768	$5,224	$5,457
Operating cash outflows from operating leases	$2,062	$2,301	$5,377	$5,878
Operating lease right-of-use assets obtained in exchange for lease obligations	$160	$242	$169	$2,202

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	September 30, 2024	December 31, 2023
Weighted average lease liability term (in years)	4.6	4.9
Weighted average discount rate	5.16%	5.04%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at September 30, 2024. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)	September 30, 2024
2024 (remaining 3 months)	$1,014
2025	4,494
2026	3,491
2027	2,744
2028	1,253
Thereafter	2,498
Total lease payments	15,494
Less: imputed interest	(1,930)
Total lease liabilities	$13,564

At September 30, 2024, we did not have any operating leases that had not yet commenced.

Note 8 — Lines of Credit

U.S. Line of Credit

On March 13, 2024, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a revolving line of credit ("U.S. Credit Line") through April 30, 2025. We expect to renew our credit agreement with U.S. Bank prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability up to $100.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At September 30, 2024, the U.S. Credit Line total availability was $65.6 million based upon the AR Ratio. At October 11, 2024, the U.S. Credit Line total availability was $67.0 million based upon the AR Ratio.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2024 and December 31, 2023.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we may elect to pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The amendment also introduces a facility fee of 0.25%. The interest rates in effect at September 30, 2024 and December 31, 2023 were 7.83% and 8.06%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. From January 1, 2024 to September 30, 2024, our covenants are based upon EBITDA. From October 1, 2024 to December 31, 2024, our covenants will be based upon a minimum fixed charge coverage ratio. Subsequent to December 31, 2024, our covenants will be based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. At September 30, 2024, we were in compliance with the covenants and conditions of the Second Amended Credit Agreement.

At September 30, 2024 and December 31, 2023, we had $37.0 million and $55.0 million outstanding under the U.S. Credit Line, respectively. At September 30, 2024, our remaining availability under our U.S. Credit Line was $28.6 million. Our total interest expense on borrowings under the U.S. Credit Line was $1.0 million and $1.6 million during the three months ended September 30, 2024 and 2023, respectively. Our total interest expense on borrowings under the U.S. Credit Line was $3.5 million and $4.5 million during the nine months ended September 30, 2024 and 2023, respectively.

China Line of Credit

On August 29, 2024, our subsidiary Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), executed a Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line") through July 24, 2025. We expect to renew our Line of Credit Agreement with the Bank of China prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line may be used for working capital purposes.

The China Credit Line has a maximum availability up to RMB 80.0 million (approximately $11.4 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2024.

All obligations under the China Credit Line are secured by the mortgage of GTY's buildings and land use rights.

Under the Line of Credit Agreement, we may elect to pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rate in effect at September 30, 2024 was 3.10%.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. At September 30, 2024, we were in compliance with the covenants and conditions of the Line of Credit Agreement.

At September 30, 2024, we had RMB 20.0 million (approximately $2.9 million) outstanding under the China Credit Line. At September 30, 2024, our remaining availability under our China Credit Line was RMB 60.0 million (approximately $8.6 million). Our total interest expense on borrowings under the China Credit Line was RMB 20.7 thousand (approximately $3.0 thousand) during the three and nine months ended September 30, 2024.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Note 9 — Income Taxes

We recorded income tax expense of $2.5 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively. We recorded income tax expense of $6.0 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense recorded for the nine months ended September 30, 2024 and 2023 is primarily attributable to the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2024 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items, including a tax on global intangible low-taxed income. The Company's income tax provision can be affected by other factors, including changes in the tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2023, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2023, we had a three-year cumulative operating loss for our U.S. operations and, accordingly, have provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the nine months ended September 30, 2024, there was no change to our U.S. valuation allowance position.

At September 30, 2024, we had gross unrecognized tax benefits of $3.5 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on U.S. federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at September 30, 2024 and December 31, 2023 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Accrued bonus	$1,994	$2,843
Accrued commission	1,061	602
Accrued salary/wages (1)	5,041	4,085
Accrued social insurance (2)(3)	7,022	7,082
Accrued vacation/holiday	3,368	3,252
Other accrued compensation	2,150	2,441
Total accrued compensation	$20,636	$20,305
(1)Includes $0.6 million of accrued severance expenses at September 30, 2024 related to our Mexico manufacturing footprint optimization efforts. See Note 12 for further information related to our restructuring activities.
(2)Includes $17 thousand and $0.1 million of accrued severance expenses at September 30, 2024 and December 31, 2023, respectively, related to our Asia manufacturing footprint optimization efforts. See Note 12 for further information related to our restructuring activities.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
(3)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2024 and December 31, 2023.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Contract liabilities	$3,324	$2,697
Duties	585	481
Expense associated with fulfilled performance obligations	565	1,092
Freight and handling fees	2,052	1,998
Interest	2	438
Operating lease obligations	4,155	4,813
Product warranty claims costs	497	522
Professional fees	1,925	1,558
Sales and value added taxes	1,456	4,194
Other (1)	4,075	3,388
Total other accrued liabilities	$18,636	$21,181
(1)Includes $0.4 million and $0.2 million at September 30, 2024 and December 31, 2023, respectively, associated with the purchase of property, plant and equipment.

Note 12 — Commitments and Contingencies

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$522	$522
Accruals for warranties issued during the period	78	—
Settlements (in cash or in kind) during the period	(103)	—
Foreign currency translation gain (loss)	—	—
Balance at end of period	$497	$522

Restructuring Activities

Asia

In conjunction with our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC, we stopped all production activities and began to shut down our southwestern China factory beginning in the third quarter of 2023. We incurred no severance or other exit costs during the three months ended September 30, 2024 and $3.4 million of severance and $0.3 million of other exit costs for the three months ended September 30, 2023. We incurred $0.1 million of severance and $0.1 million of other exit costs during the nine months ended September 30, 2024 and $3.4 million of severance and $0.3 million of other exit costs for the nine months ended September 30, 2023. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $4.2 million in factory restructuring charges since September 2023. This factory restructuring was completed in the second

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
quarter of 2024 and we do not expect any further expenses associated with this plan.

Mexico

As part of our plan to restructure and optimize our factory footprint, we are working to downsize our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. We have leased a smaller facility and reduced our factory headcount during the nine months ended September 30, 2024. We revised our severance accrual downward by $0.1 million and incurred $0.2 million of other exit costs during the three months ended September 30, 2024. We incurred $1.3 million of severance and $1.3 million of other exit costs during the nine months ended September 30, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We expect this factory restructuring to be completed in the fourth quarter of 2024 with total estimated restructuring charges of $2.6 million, including $41.0 thousand expected to be recognized subsequent to September 30, 2024.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the nine months ended September 30, 2024 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	2,723	1,356	1,367
Cash payments	(2,278)	(898)	(1,380)
Balance at September 30, 2024	$907	$605	$302
Total costs incurred inception to date	$6,738	$4,781	$1,957
Total remaining expected expense to be incurred as of September 30, 2024	$41	$—	$41

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

International Trade Commission Investigation of Roku, TCL, Hisense and Funai

On April 16, 2020, we filed a complaint with the International Trade Commission (the "ITC") against Roku, TCL Electronics Holding Limited and related entities (collectively, "TCL"), Hisense Co., Ltd. and related entities (collectively, "Hisense"), and Funai Electric Company, Ltd. and related entities (collectively, "Funai") claiming that certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices, and sound bars infringe certain of our patents. We asked the ITC to issue a permanent limited exclusion order prohibiting the importation of these infringing products into the United States and a cease and desist order to stop these parties from continuing their infringing activities. On May 18, 2020, the ITC announced that it instituted its investigation as requested by us. Prior to the trial, which ended on April 23, 2021, we dismissed

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
TCL, Hisense and Funai from this investigation as they either removed or limited the amount of our technology from their televisions as compared to our patent claims that we asserted at the time. On July 9, 2021, the Administrative Law Judge (the "ALJ") issued his Initial Determination (the "ID") finding that Roku is infringing our patents and as a result is in violation of §337 of the Tariff Act of 1930, as amended (the "Tariff Act"). On July 23, 2021, Roku and we filed petitions to appeal certain portions of the ID. On November 10, 2021, the full ITC issued its final determination affirming the ID and issuing a Limited Exclusion Order (the "LEO") and Cease and Desist Order (the "CDO") against Roku, which became effective on January 9, 2022. In January 2022, Roku filed its appeal of the ITC ruling with the U.S. Court of Appeals for the Federal Circuit (the "USCAFC"). Oral argument for this appeal was held on September 5, 2023 and in January 2024 the USCAFC issued its decision affirming the ITC ruling in full. On March 4, 2024, Roku filed a petition for rehearing and rehearing en banc and on April 3, 2024, the USCAFC denied Roku’s petition. In June 2024, Roku advised us that they would file an appeal of the adverse ruling against them in this investigation to the U.S. Supreme Court, and on June 12, 2024, Roku filed an application seeking a 45-day extension (to August 16, 2024) to file their Writ of Certiorari. This extension was approved. Initially, we opted to waive our right to file a response to Roku’s Writ, however, the U.S. Supreme Court requested our response. We have until November 27, 2024 to file our response. Thereafter, we expect the U.S. Supreme Court to make its decision whether or not to hear Roku’s appeal.

2020 Lawsuit

As a companion case to our ITC complaint, on April 9, 2020, we filed separate actions against each of Roku, TCL, Hisense, and Funai in the United States District Court, Central District of California, alleging that Roku is willfully infringing five of our patents and TCL, Hisense, and Funai are willfully infringing six of our patents by incorporating our patented technology into certain of their televisions, set-top boxes, remote control devices, human interface devices, streaming devices and sound bars. The Court stayed this lawsuit pending action by the PTAB with respect to Roku's requests for IPR and with respect to the International Trade Commission Investigation. At this time, we are only waiting for the decision of the U.S. Supreme Court with respect to Roku’s appeal request (see discussion above) and once received, we expect to be able to ask the District Court to lift this stay.

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

International Trade Commission Investigation Request Made by Roku against UEI and certain UEI Customers

On April 8, 2021, Roku made a request to the ITC to initiate an investigation against us and certain of our customers claiming that certain of our and those customers' remote control devices and televisions infringe two of Roku's recently acquired patents, the '511 patent and the '875 patent. On May 10, 2021, the ITC announced its decision to initiate the requested investigation. Immediately prior to trial Roku stipulated to summary determination as to its complaint against us and two of our customers with respect to one of the two patents at issue. This stipulation resulted in the complaint against us and two of our customers with respect to that patent not going to trial. The trial was thus shortened and ended on January 24, 2022. On June 24, 2022, the ALJ, pursuant to Roku's stipulation, found the '511 patent invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued an ID fully exonerating us and our customers finding the '875 patent invalid and that Roku failed to prove it established the requisite domestic industry and thus no violation of the Tariff Act. In advance of the full Commission's review, Roku and we filed petitions to appeal certain portions of the ID. In addition, the PTAB granted our request for an IPR with respect to the '875 patent. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. In December 2022, Roku filed an appeal, which remains pending. In addition, Roku, along with the ITC, filed a joint motion to dismiss the '511 patent as moot as it recently expired. We are opposing this motion. Further, on October 23, 2023, the PTAB issued its Final Written Decision invalidating all of the claims Roku alleges we infringe. As a companion to its ITC request, on April 8, 2021, Roku also filed a lawsuit against us in Federal District Court

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
in the Central District of California alleging that we are infringing the same two patents they alleged being infringed in the ITC investigation explained above. This District Court case has been stayed pending the ITC case, and will likely continue to be stayed pending the conclusion of Roku's appeal of the ITC case.

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

Pursuant to this complaint, Ecolink, RCS and we are alleging that USTR's institution of Lists 3 and 4A tariffs violated the Trade Act of 1974 (the "Trade Act") on the grounds that the USTR failed to make a determination or finding that there was an unfair trade practice that required a remedy and moreover, that Lists 3 and 4A tariffs were instituted beyond the 12-month time limit provided for in the governing statute. Ecolink, RCS and we also allege that the manner in which the Lists 3 and 4A tariff actions were implemented violated the Administrative Procedures Act (the "APA") by failing to provide adequate opportunity for comments, failing to consider relevant factors when making its decision and failing to connect the record facts to the choices it made by not explaining how the comments received by USTR came to shape the final implementation of Lists 3 and 4A.

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

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiaries, GTY, claiming among other things, breach of an employment agency contract, and as is standard in Chinese litigation matters such as these, TS has also requested the court to order a hold on GTY's bank account for the total claimed amount of RMB 35 million. This asset protection order is a standard request and routinely granted. On February 5, 2024, we learned that the court accepted the lawsuit filed by TS. On

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
February 8, 2024, we deposited RMB 35 million (approximately $5.0 million) with the court. On July 12, 2024, we were refunded RMB 10 million (approximately $1.4 million) of the original deposit. This deposit is included in prepaid expenses and other current assets on our consolidated balance sheets. We have ongoing settlement discussions and while such discussions continue, the hearing on this matter has been stayed.

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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board approved a share repurchase program with an effective date of November 7, 2023 (the "October 2023 Program"). Pursuant to the October 2023 Program, we are authorized to repurchase up to 1,000,000 shares of our common stock. At September 30, 2024, we had 778,362 shares available for repurchase under the October 2023 Program. Per the terms of the October 2023 Program, we may utilize various methods to effect the repurchases, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans.

We also repurchase shares of our issued and outstanding common stock to satisfy the cost of stock option exercises and/or income tax withholding obligations relating to the stock-based compensation of our employees and directors.
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Open market shares repurchased	122	—
Stock-based compensation related shares repurchased	79	61
Total shares repurchased	201	61

Cost of open market shares repurchased	$1,109	$—
Cost of stock-based compensation related shares repurchased	787	888
Total cost of shares repurchased	$1,896	$888

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of sales	$25	$32	$72	$94
Research and development expenses	198	283	571	817
Selling, general and administrative expenses:
Employees	1,321	1,726	4,076	5,398
Outside directors	107	94	296	524
Total employee and director stock-based compensation expense	$1,651	$2,135	$5,015	$6,833
Income tax benefit	$255	$326	$762	$1,073

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	486	$21.66
Granted	355	10.46
Vested	(242)	25.11
Forfeited	(18)	16.40
Non-vested at September 30, 2024	581	$13.51

As of September 30, 2024, we expect to recognize $6.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.8 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	—	$—
Granted	116	4.72
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2024	116	$4.72

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Weighted average fair value of grants	$—	$4.72
Risk-free interest rate	—%	4.08%
Expected volatility	—%	57.00%
Expected life in years	0.00	2.73

As of September 30, 2024, we expect to recognize $0.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average life of 2.1 years.

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	901	$38.78
Granted	—	—
Exercised	—	—		$—
Forfeited/canceled/expired	(122)	58.52
Outstanding at September 30, 2024 (1)	779	$35.67	3.37	$—
Vested and expected to vest at September 30, 2024 (1)	779	$35.67	3.37	$—
Exercisable at September 30, 2024 (1)	646	$37.63	2.96	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2024. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Weighted average fair value of grants	$—	$10.83
Risk-free interest rate	—%	3.86%
Expected volatility	—%	45.89%
Expected life in years	0.00	4.70

As of September 30, 2024, we expect to recognize $1.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.2 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
Note 15 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net gain (loss) on foreign currency exchange contracts (1)	$374	$19	$159	$(2,788)
Net gain (loss) on foreign currency exchange transactions	(108)	(1,085)	(351)	545
Other income (expense)	8	215	297	476
Other income (expense), net	$274	$(851)	$105	$(1,767)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).

Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2024	2023	2024	2023
BASIC
Net income (loss)	$(2,658)	$(19,362)	$(19,500)	$(91,136)
Weighted-average common shares outstanding	12,985	12,911	12,935	12,839
Basic earnings (loss) per share	$(0.20)	$(1.50)	$(1.51)	$(7.10)

DILUTED
Net income (loss)	$(2,658)	$(19,362)	$(19,500)	$(91,136)
Weighted-average common shares outstanding for basic	12,985	12,911	12,935	12,839
Dilutive effect of stock options, restricted stock and performance stock	—	—	—	—
Weighted-average common shares outstanding on a diluted basis	12,985	12,911	12,935	12,839
Diluted earnings (loss) per share	$(0.20)	$(1.50)	$(1.51)	$(7.10)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Stock options	779	925	802	892
Restricted stock awards	586	513	511	421
Performance stock awards	116	—	101	—

Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	September 30, 2024				December 31, 2023
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$337	$—	$337	$—	$(83)	$—	$(83)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.4 million and net pre-tax gain of $19 thousand for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, we had a net pre-tax gain of $0.2 million and a net pre-tax loss of $2.8 million, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2024	USD/Chinese Yuan Renminbi	CNY	$25.0	7.0991	$330	October 8, 2024
September 30, 2024	USD/Euro	USD	$9.0	1.1141	$7	October 4, 2024
December 31, 2023	USD/Chinese Yuan Renminbi	CNY	$20.0	7.1181	$(18)	January 5, 2024
December 31, 2023	USD/Euro	USD	$22.0	1.1009	$(65)	January 5, 2024
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

Cautionary Statement

All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include supply chain issues; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; continued availability of cash through borrowing under our revolving lines of credit; the effects of natural or other events beyond our control, including the effects of political unrest, war, terrorist activities, other hostilities, or the outbreak of infectious diseases may have on us or the economy; the economic environments, including increases in interest rates and recessionary effects on us or our customers; the effects of doing business internationally, including expanded use of tariffs, pertaining to the importation of our products, particularly in light of the recent U.S. Presidential election; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

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

To recap our results for the three months ended September 30, 2024:

•Net sales decreased 4.7% to $102.1 million for the three months ended September 30, 2024 from $107.1 million for the three months ended September 30, 2023.
•Our gross margin percentage increased to 30.1% for the three months ended September 30, 2024 from 19.1% for the three months ended September 30, 2023.
•Operating expenses, as a percentage of net sales, decreased to 29.7% for the three months ended September 30, 2024 from 32.2% for the three months ended September 30, 2023.
•Our operating income was $0.4 million for the three months ended September 30, 2024 compared to operating loss of $14.0 million for the three months ended September 30, 2023. Our operating income percentage was 0.4% for the three months ended September 30, 2024, compared to an operating loss percentage of 13.1% for the three months ended September 30, 2023.
•Income tax expense was $2.5 million for the three months ended September 30, 2024 compared to $3.3 million for the three months ended September 30, 2023.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.9	80.9	70.9	78.4
Gross profit	30.1	19.1	29.1	21.6
Research and development expenses	7.2	7.2	8.0	7.6
Selling, general and administrative expenses	22.4	21.6	24.0	23.3
Factory restructuring charges	0.1	3.4	0.9	1.1
Goodwill impairment	—	—	—	15.2
Operating income (loss)	0.4	(13.1)	(3.8)	(25.6)
Interest income (expense), net	(0.9)	(1.1)	(0.9)	(1.0)
Other income (expense), net	0.3	(0.8)	0.0	(0.5)
Income (loss) before provision for income taxes	(0.2)	(15.0)	(4.7)	(27.1)
Provision for (benefit from) income taxes	2.4	3.1	2.1	1.1
Net income (loss)	(2.6)%	(18.1)%	(6.8)%	(28.2)%

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
Net sales. Net sales for the three months ended September 30, 2024 were $102.1 million compared to $107.1 million for the three months ended September 30, 2023. We have experienced lower customer demand in both our home entertainment and climate control channels. Our home entertainment channel continues to be adversely affected by cord cutting, while our climate control channel is experiencing a decrease in demand in Europe, which we believe is a result of recent reductions in governmental subsidies for heat pump technology.

Gross profit. Gross profit for the three months ended September 30, 2024 was $30.7 million compared to $20.4 million for the three months ended September 30, 2023. Gross profit as a percentage of sales increased to 30.1% for the three months ended September 30, 2024 from 19.1% for the three months ended September 30, 2023. During the three months ended September 30, 2023, we took a charge of $7.7 million for the impairment of fixed assets related to the execution of our factory footprint optimization plan, which negatively impacted the gross profit rate for that period by 700 basis points. The execution of our factory footprint optimization plan has resulted in a significant reduction of excess manufacturing capacity, yielding a gross margin rate improvement of approximately 400 basis points.

Research and development ("R&D") expenses. R&D expenses decreased to $7.3 million for the three months ended September 30, 2024 from $7.7 million for the three months ended September 30, 2023 due primarily to reduced third-party product development costs and a reduction in headcount.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased slightly to $22.9 million for the three months ended September 30, 2024 from $23.1 million for the three months ended September 30, 2023, due primarily to a decrease in variable expenses associated with lower sales volume.

Factory restructuring charges. During the three months ended September 30, 2024, we recorded $0.1 million in expense, including severance and moving costs associated with the streamlining of our factory in Mexico. During the three months ended September 30, 2023, we recorded $3.7 million in expense, which included severance and non-severance closure expenses in our southern China factory, as well as expenses to move equipment from our Mexico factory to our Vietnam factory.

Interest income (expense), net. Interest expense, net decreased to $0.9 million for the three months ended September 30, 2024 from $1.2 million for the three months ended September 30, 2023, primarily as a result of a lower average loan balance.

Other income (expense), net. Other income, net was $0.3 million for the three months ended September 30, 2024 compared to other expense, net $0.9 million for the three months ended September 30, 2023. The improvement was primarily due to a reduction in net foreign currency losses, partially offset by less gains from the sale of manufacturing assets.

Provision for income taxes. Income tax expense was $2.5 million for the three months ended September 30, 2024, relative to a pre-tax loss of $0.2 million, compared to income tax expense of $3.3 million for the three months ended September 30, 2023, relative to a pre-tax loss of $16.1 million. Consistent with 2023, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2024, resulting in an elevated effective tax rate.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Net sales. Net sales for the nine months ended September 30, 2024 were $284.4 million compared to $322.9 million for the nine months ended September 30, 2023. We have experienced lower customer demand in both our home entertainment and climate control channels. Our home entertainment channel continues to be adversely affected by cord cutting, while our climate control channel is experiencing a decrease in demand in Europe, which we believe is a result of recent reductions in governmental subsidies for heat pump technology.

Gross profit. Gross profit for the nine months ended September 30, 2024 was $82.7 million compared to $69.7 million for the nine months ended September 30, 2023. Gross profit as a percentage of sales increased to 29.1% for the nine months ended September 30, 2024 from 21.6% for the nine months ended September 30, 2023. The execution of our factory footprint optimization plan has resulted in a significant reduction of excess manufacturing capacity, yielding a gross margin rate improvement of approximately 360 basis points. During the nine months ended September 30, 2023, we took a charge of $7.7 million for the impairment of fixed assets related to the execution of our factory footprint optimization plan, which negatively impacted the gross profit rate for that period by 240 basis points. In addition, favorable product mix and a stronger U.S. dollar resulted in a 90 basis point and 60 basis point improvement, respectively, in our gross margin rate.

R&D expenses. R&D expenses decreased to $22.7 million for the nine months ended September 30, 2024 from $24.5 million for the nine months ended September 30, 2023 due primarily to reduced third-party product development costs and a reduction in headcount.

SG&A expenses. SG&A expenses decreased to $68.2 million for the nine months ended September 30, 2024 compared to $75.1 million for the nine months ended September 30, 2023, due primarily to a reduction in headcount, a decrease in outside legal expenses related to a specific legal matter, and a decrease in variable expenses associated with lower sales volume.

Factory restructuring charges. During the nine months ended September 30, 2024, we recorded $2.7 million in expense, including severance and moving costs associated with the streamlining of our factory in Mexico and the closure of our southern China factory. During the nine months ended September 30, 2023, we recorded $3.7 million in expense, which included severance and non-severance closure expenses in our southern China factory, as well as expenses to move equipment from our Mexico factory to our Vietnam factory.

Goodwill impairment. During the nine months ended September 30, 2023, we recorded a non-cash goodwill impairment charge of $49.1 million due to our market capitalization being significantly less than the carrying value of our equity.

Interest income (expense), net. Interest expense, net decreased to $2.7 million for the nine months ended September 30, 2024 from $3.3 million for the nine months ended September 30, 2023, primarily as a result of a lower average loan balance.

Other income (expense), net. Other income, net was $0.1 million for the nine months ended September 30, 2024 compared to other expense, net $1.8 million for the nine months ended September 30, 2023. The improvement was primarily due to a reduction in net foreign currency losses.

Provision for income taxes. Income tax expense was $6.0 million for the nine months ended September 30, 2024, relative to a pre-tax loss of $13.5 million, compared to income tax expense of $3.4 million for the nine months ended September 30, 2023, relative to a pre-tax loss of $87.7 million. Consistent with 2023, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2024, resulting in an elevated effective tax rate.

Liquidity and Capital Resources

Sources of Cash

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have been sufficient to support our business operations, capital expenditures and discretionary share repurchases. In addition, we have utilized our credit line to fund share repurchases and past acquisitions. We anticipate that we will continue to utilize both cash flows from operations and our revolving lines of credit to support ongoing business operations, capital expenditures, expenses associated with our long-term factory planning strategy, future discretionary share repurchases and potential future acquisitions. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays for at least the next twelve months and for the foreseeable future thereafter; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving lines of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$26,287	$42,751
Available borrowing resources	$37,158	$70,000

Cash and cash equivalents – On September 30, 2024, we had $2.2 million, $10.7 million, $2.7 million, $5.7 million and $5.0 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("U.S. Credit Line") that expires on April 30, 2025. We expect to renew our credit agreement with U.S. Bank prior to its expiration; however no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The U.S. Credit Line has a maximum availability up to $100.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At September 30, 2024, the U.S. Credit Line total availability was $65.6 million based upon the AR Ratio. At October 11, 2024, the U.S. Credit Line total availability was $67.0 million based upon the AR Ratio.

The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2024. At September 30, 2024, we had an outstanding balance of $37.0 million on our U.S. Credit Line and $28.6 million of availability.

Our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), has a Line of Credit Agreement ("Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line" and, together with the U.S. Credit Line, "Credit Lines") through July 24, 2025. We expect to renew the Line of Credit Agreement with the Bank of China prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line has a maximum availability up to RMB 80.0 million (approximately $11.4 million), subject to meeting certain financial conditions.

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2024. At September 30, 2024, we had an outstanding balance of RMB 20.0 million (approximately $2.9 million) on our China Credit Line and RMB 60.0 million (approximately $8.6 million) of availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Lines.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Nine Months Ended September 30, 2024	Increase (Decrease)	Nine Months Ended September 30, 2023
Cash provided by (used for) operating activities	$8,339	$(11,737)	$20,076
Cash provided by (used for) investing activities	(6,691)	4,792	(11,483)
Cash provided by (used for) financing activities	(17,102)	(3,214)	(13,888)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,010)	356	(1,366)
Net increase (decrease) in cash and cash equivalents	$(16,464)	$(9,803)	$(6,661)

	September 30, 2024	Increase (Decrease)	December 31, 2023
Cash and cash equivalents	$26,287	$(16,464)	$42,751
Working capital	$89,520	$(8,183)	$97,703

Net cash provided by operating activities was $8.3 million during the nine months ended September 30, 2024 compared to $20.1 million during the nine months ended September 30, 2023. Net loss was $19.5 million for the nine months ended September 30, 2024 compared to net loss of $91.1 million for the nine months ended September 30, 2023, which includes the impairment of goodwill of $49.1 million and long-lived assets of $7.8 million. Depreciation and amortization was $13.5 million for the nine months ended September 30, 2024 compared to $17.5 million for the nine months ended September 30, 2023, due to decreased purchases of property, plant and equipment over recent years. Inventories increased by $0.5 million during the nine months ended September 30, 2024 compared to a decrease of $45.0 million during the nine months ended September 30, 2023. The significant decrease in inventories during the nine months ended September 30, 2023 is primarily the result of cord cutting, as there was less demand for our video service products. In addition, lead times for components and raw materials have normalized, enabling more efficient production planning. Our inventory turns increased to 3.2 turns at September 30, 2024 from 2.9 turns at September 30, 2023. Changes in accounts receivable and contract assets resulted in cash inflows of $5.4 million during the nine months ended September 30, 2024, largely as a result of a decrease in sales. Days sales outstanding were 91 days at September 30, 2024 compared to 92 days at September 30, 2023. Changes in accounts payable and accrued liabilities resulted in cash outflows of $0.1 million during the nine months ended September 30, 2024 due to a decrease in inventory purchases and timing of payments throughout the quarter. Changes in accounts payable and accrued liabilities resulted in cash outflows of $21.3 million during the nine months ended September 30, 2023 due primarily to a decrease in inventory purchases.

Net cash used for investing activities during the nine months ended September 30, 2024 was $6.7 million, of which $3.5 million and $3.2 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the nine months ended September 30, 2023 was $11.5 million, of which $6.8 million and $4.7 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures. We estimate that we will incur between $1.0 million and $2.0 million during the remainder of 2024.

Net cash used for financing activities was $17.1 million during the nine months ended September 30, 2024 compared to $13.9 million during the nine months ended September 30, 2023. The primary financing activities during the nine months ended September 30, 2024 and 2023 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $15.2 million during the nine months ended September 30, 2024 compared to $13.0 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we repurchased 200,552 shares of our common stock at a cost of $1.9 million compared to our repurchase of 61,298 shares at a cost of $0.9 million during the nine months ended September 30, 2023.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$39,853	$39,853	$—	$—	$—
Inventory purchases	7,909	7,909	—	—	—
Operating lease obligations	16,230	5,348	6,617	1,950	2,315
Property, plant, and equipment purchases	1,175	1,175	—	—	—
Software license	7,282	941	2,198	2,539	1,604
Total material cash commitments	$72,449	$55,226	$8,815	$4,489	$3,919

We anticipate meeting our material cash commitments with our cash generated from operations and available borrowing resources, including our Credit Lines.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rate and foreign currency exchange rate fluctuations. We have established policies, procedures and internal processes governing our management of these risks and the use of financial instruments to mitigate our risk exposure.

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Lines for working capital and other liquidity needs. Under the Second Amended Credit Agreement with U.S. Bank, we may elect to pay interest on outstanding borrowings on our U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin as defined in the Second Amended Credit Agreement. Under our Line of Credit Agreement with the Bank of China, we may elect to pay interest on outstanding borrowings on our China Credit Line based on the one-year rate from the National Interbank Funding Center, less a 0.1% margin. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.3 million annual impact on net income based on our outstanding Credit Lines balance at September 30, 2024.

We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds from the existing Credit Lines will continue to be available to us or that other funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, including potentially repatriating cash from foreign jurisdictions, which may have a material adverse effect on our operating results, financial position and cash flows.

Foreign Currency Exchange Rate Risk

At September 30, 2024, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our China-based factories where the majority of our products originate. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Chinese Yuan Renminbi, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2024, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from September 30, 2024, net income in the fourth quarter of 2024 would fluctuate by approximately $6.0 million.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2023 Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended September 30, 2024, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 - July 31, 2024	256	$11.48	—	778,362
August 1, 2024 - August 31, 2024	5,171	10.11	—	778,362
September 1, 2024 - September 30, 2024	—	—	—	778,362
Total	5,427	$10.17	—

(1)Of the repurchases in July and August, 256 and 5,171 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
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

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.1
Eighth Amendment to Second Amended and Restated Credit Agreement signed August 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2024 filed on August 28, 2024 (File No. 000-21044)).

10.2
Line of Credit Agreement signed August 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2024 filed on September 3, 2024 (File No. 000-21044)).

10.3
Maximum Mortgage Contract signed August 29, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 29, 2024 filed on September 3, 2024 (File No. 000-21044)).

10.4
Working Capital Loan Contract signed August 29, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 29, 2024 filed on September 3, 2024 (File No. 000-21044)).

31.1	Rule 13a-14(a) Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certifications of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32
Section 1350 Certifications of Paul D. Arling, Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc., pursuant to 18 U.S.C. Section 1350.

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

Dated:	November 7, 2024	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer
and principal accounting officer)