Form 10-K
period 2024-12-31
UNIVERSAL ELECTRONICS INC
filed 2025-03-11
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $124,876,933 based upon the closing sale price of the Company's common stock as reported on the NASDAQ Stock Market for that date.
On March 7, 2025, 13,111,653 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2024 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2025.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2024.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

PART I
ITEM 1. BUSINESS

Universal Electronics Inc. ("UEI" or the "Company") was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254. As used herein, the terms "we", "us" and "our" refer to UEI and its subsidiaries unless the context indicates the contrary.

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

Our business is comprised of one reportable segment. We have one domestic subsidiary and 24 international subsidiaries located in Brazil, British Virgin Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, the People's Republic of China (the "PRC") (6), Singapore, Spain, United Kingdom and Vietnam.

Our mission is to create a user centric, smart home experience through innovative control products that provide the simplest way to interact with technology in the home. We aim to provide universal and interoperable control solutions that automatically set up and deliver consistent and intuitive control of connected devices, content and services.

Sales

We design, develop, manufacture, ship and support home entertainment control products, technology and software solutions, climate control solutions, wireless sensor and smart home control products and audio-video ("AV") accessories, that are used by the world's leading brands in the home entertainment, climate control, consumer electronics, security, home automation and home appliance markets. Our product and technology offerings include:

•Home Entertainment Products: Our industry-leading portfolio includes radio frequency ("RF") capable, voice-enabled universal remote control products; low-power RF and energy-harvesting microcontrollers, as well as, embedded and Cloud software for AV and smart home device and content discovery and control. These solutions are sold primarily to video service providers and consumer electronics original equipment manufacturer ("OEM") customers. We also distribute a broad portfolio of replacement remote controls, powerful free-to-air antennae and television and soundbar wall mounts direct to retailers worldwide under the One For All® brand.
•Climate Control Solutions: Our innovative climate control solutions include wall-mounted and handheld thermostat controllers and connected accessories for smart energy management systems. These products are primarily sold to OEM customers, as well as hotels, hospitality and system integrators. Our UEI TIDE family of climate control solutions feature advanced technologies such as Wi-Fi, BLE, Zigbee and Matter, along with sensors for temperature, humidity, proximity, occupancy and carbon dioxide sensing.
•Smart Home and Security Products: We offer proprietary and standards-based RF sensors designed for residential security, safety and home automation applications. Our integrated circuits, on which our software and universal control database is embedded, are sold primarily to OEMs, video service providers, smart home dealers and private label customers.
•Software and Cloud Services: Our software, firmware and technology solutions enable devices such as smart TVs, hybrid set-top boxes, audio systems, smart speakers, game consoles and other consumer electronic and smart home devices to wirelessly connect and interoperate within home networks. These solutions support control and delivery of home entertainment application services and content, smart home services and device or system information. New features include private, on-premise user presence and occupancy detection to enhance user experiences with their connected devices.
•Intellectual Property and Licensing: We license our intellectual property primarily to OEMs and video service providers. Our cloud-enabled software provides reliable firmware update provisioning and digital rights management validation services to major consumer electronics brands. We offer regular control library database and software updates to our licensing customers to ensure their systems are compatible with the latest devices entering the home.

Over the past few years, our strategic focus has been towards expanding our presence in the climate control market. This focus is driven by the growing demand for energy-efficient and smart climate control solutions in both residential and commercial applications.

We serve a diverse range of markets, including consumer electronics, video services, climate control, security, home automation and hospitality. We have a strong presence in the global market, with a top-tier customer base that includes four of the top five global smart TV brands and five of the top ten HVAC OEM brands. Our products are used by major video service providers, consumer electronics companies and home automation and security brands.

Our sales channel strategy is to partner with customers who are leaders in their respective industries: in consumer electronics, we count Samsung Electronics Co., Sony Group Corporation and LG Electronics as long-term accounts that represent a significant share of their industry; in cable video services, Comcast Corporation, Liberty Global and Vodafone Group rank amongst the largest video service providers in their respective markets; in Satellite services, Dish Network Corporation, Sky plc, Bharti Airtel Limited and DIRECTV represent the majority of global service providers; in climate control, Daikin Industries Ltd., Trane Technologies and Carrier Global Corporation are customers that represent top market share leaders in the global HVAC industry; and in security, safety and home automation, Vivint Smart Home, Somfy SA, Ring LLC and Hunter Douglas NV are channel leaders in their respective connected home markets.

Distribution methods for our control solutions vary depending on the sales channel. We distribute remote control devices, connected thermostats, integrated circuits ("ICs"), home security sensors and AV accessories directly to video and security service providers and OEMs, both domestically and internationally. We distribute connected thermostats and home security sensors to pro-security installers and hospitality system integrators in the United States and Europe through a network of national and regional distributors and dealers. Additionally, we sell our wireless control devices and AV accessories under the One For All®, Ecolink® and private label brand names to retailers in key markets, such as in the United States, United Kingdom, Germany, France and Spain. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.

For the years ended December 31, 2024, 2023 and 2022, our sales to Daikin Industries Ltd. accounted for 13.3%, 14.0% and 14.4% of our net sales, respectively. For the year ended December 31, 2022, our sales to Comcast Corporation accounted for 14.0% of our net sales.

Products and Technology

Our flagship product, QuickSet® ("QuickSet") is a software solution that is primarily delivered as a cloud-based service, but is also embedded in many entertainment and smart home platforms worldwide, to enable universal device and content discovery system setup, device interoperability and system control. QuickSet and QuickSet Cloud utilize data transmitted over various communication protocols including HDMI, low power RF (such as Bluetooth or Zigbee, including Zigbee 3.0 and Zigbee RF4CE), Thread, Matter, Internet Protocol ("IP"), Consumer Electronics Control ("CEC") and infrared to detect various attributes of connected devices, including services (apps), content history and whole home audio. They enable user access and control across all their smart, connected devices as well as their legacy (non-connected) devices enhancing the user's experience across their smart home landscape. With QuickSet and QuickSet Cloud, OEM customers can deliver seamless user experiences allowing consumers to switch easily between entertainment and smart home activities and reliably access and view content with a single touch. A QuickSet and QuickSet Cloud user experience can be delivered via a tactile remote, touchscreen interface, on-screen graphical user interface or voice-enabled system.

QuickSet's expanded functionality includes entertainment and whole home audio use cases to provide deeper device and content history across an ever-increasing landscape of devices and services in the home. The latest release of QuickSet, QuickSet homeSense, serves as a foundational block for home intelligence that learns and adapts to home environments to unlock personalized experiences in energy management, entertainment control and advertising. Our privacy-first approach in capturing user preferences across devices helps increase engagement through enhanced personalized recommendations for a better end-user experience.

QuickSet Widgets and QuickSet Widget Pro provide fully managed Internet of Things ("IoT") capability to non-connected electronic devices for fast time-to-market and enable digital transformation of end-user interaction. The multi-protocol modules enable advanced connectivity with dual-band Wi-Fi 6, Bluetooth 5.3 and support for Matter, Zigbee and Open Thread Border Router host services. They include native support of Matter across the QuickSet Widget family with Virtual Agent-assisted easy onboarding. This enables products powered by the QuickSet Widget including the UEI TIDE family of smart thermostats to be Cloud-ready and Matter-capable.

UEI Virtual Agent is, an innovative self-service support solution, that simplifies device onboarding by allowing customers to seamlessly hand-off the set-up process from a large screen (SmartTV) to a smaller one (mobile phone). Integrated into the latest version of QuickSet, UEI Virtual Agent provides automated steps for onboarding, feature discovery and troubleshooting capabilities and is available both as a web-based application and a TV app for integration into existing infrastructures. UEI Virtual Agent, when bundled with our newest set of UEI NetReady services for remote diagnostics and customer support, further enhance the support experience for products already deployed in the home.

Licensees of QuickSet and/or QuickSet Cloud products and support services, include service providers such as Comcast Corporation, Charter Communications, TiVo, DIRECTV and DISH Network Corporation; smart TV manufacturers such as Sony Group Corporation, LG Electronics and Samsung Electronics Co.; leading game console manufacturers Sony and Microsoft on their respective gaming consoles; and has grown to include HVAC and emerging home automation customers.

Our latest release of QuickSet, supporting device and content discovery, QuickSet homeSense and whole home audio, is currently in proof of concept evaluation on broadband gateway platforms from major telcos in the U.S. and Europe.

Our leading portfolio of home entertainment products include our Emmy® award-winning voice remote controls that have become a staple of the home entertainment control industry. This technology, powered by our proprietary silicon platform, allows users to use voice to interact with their video services and content through the remote control while using low power RF standards, such as Bluetooth LE (BLE) and Zigbee to provide the bandwidth needed for voice transmission to the set-top box or television. We also ship ultra-low power SOCs for use in Samsung's flagship remote control to power their energy-harvesting photo-voltaic (PV) cells.

With our commitment to create environmentally sustainable solutions that do not compromise but enhance product performance, we offer UEI Eterna, a line of voice-enabled control solutions designed with our new generation of Extreme Low-Power System-on-Chip and energy harvesting technologies to deliver increased processing capability while using significantly less power compared to prior generations. The energy-harvesting version features our "Battery-4-Life" technology that relies on collecting energy from the environment's ambient light and radio frequencies to deliver a control solution that requires no battery replacement over the useful life of the product. Our ultra-low power remotes are now shipping with Liberty Global's latest video service platform offering.

Our UEI TIDE family, including UEI TIDE Dial, Touch and Bridge, have been developed and deployed as white label smart thermostat platforms under major HVAC OEMs, as well as, hospitality and smart home-branded customers. These products are designed to provide intelligent climate control solutions that enhance user comfort and energy efficiency through a complete energy management platform that seamlessly integrates with both central, hybrid and space HVAC systems. The platform is capable of supporting energy insight capabilities through our software-defined occupancy and presence detection technology, QuickSet homeSense, with recommendations to optimize cost and comfort for users. In addition, the UEI TIDE family products offer native cloud connectivity and feature our latest device management and lifecycle support services which simplify setup and control and allows interoperability with a variety of smart home devices and ecosystems. The smart thermostat line includes all the necessary connectivity technologies to address the evolving smart home, including seamless connection to the cloud over Wi-Fi plus local device connectivity via Bluetooth Smart, Zigbee and Infrared, and includes support for Matter, the industry's latest smart home connectivity standard. We continue to enhance our UEI TIDE family of products to provide enhancements and new features for the everchanging home environment.

In smart home, UEI Butler smart hubs, powered by QuickSet Cloud, align with our product and technology strategy to enable discovery, control and interaction across disparate connected devices in the home to create smarter living for a growing list of smart home B2B customers. This family of smart home hubs, complemented by our complete range of Zigbee sensors and accessories, enables customers to deliver tailored and managed experiences for their products while allowing for greater interoperability with other brands and ecosystems consumers have in their homes. The hubs bring interoperability covering a wide range of wireless protocols including legacy IR for entertainment and air conditioning devices, Zigbee, Bluetooth and IP devices, as well as, the fast-growing Matter-compatible device category.

Our full-featured hubs deliver seamless interoperability, including i) pre-integration support for a complete range of Zigbee sensors and thermostats to create tailored kits for energy management, climate control, smart lighting and more; ii) built-in Zigbee radios, powerful IR Blasters and support for Wi-Fi or ethernet configuration for flexible placement in any room in the home; iii) Matter bridging capability for control of non-matter devices via built-in iOS and Android home apps; iv) Matter controller and multi-admin capability to work alongside other Matter controllers for a seamless end-user experience, or to create a new Matter environment in a home; v) built-in support for nevo.ai virtual agent for a seamless onboarding experience, personalization and troubleshooting when help is needed; and vi) option for far-field voice to add hands-free control to any smart TV, streaming or cable/satellite set-top box or audio device.

Our complete family of Butler Smart Home hubs leverage QuickSet Cloud’s powerful device discovery and configuration abilities, and work with any Zigbee-enabled nodes or UEI-developed sensors with complete rule-based automation and scene creation features.

In home security, safety and automation, we offer universal sub-gigahertz products that are compatible with the top security panel manufacturers, such as Honeywell, GE, Tyco/DSC and 2GIG. In the Do-It-Yourself ("DIY") residential security channel, we offer sensor-based products using industry standard Z-Wave and Zigbee protocols.

Markets and Competition

In recent years, we have seen a significant change in our markets with the rise of the direct-to-consumer streaming video apps that are enabled on smart TVs and streaming devices as well as advanced set-top boxes. This has resulted in a change in mix in our customer base, especially in the U.S., where our traditional customers in cable and satellite have been complemented with new customers in the digital media streaming domain. Today our portfolio includes universal control products compatible with Apple's tvOS and Google's AndroidTV platforms designed for the Multichannel Video Programming Distributor market allowing subscribers access to subscription-based channels through hybrid and Over the Top ("OTT") streaming platforms.

Additionally, some of our current customers have successfully introduced media streaming services and expanded their footprint to new end-users. Comcast-Charter's Xumo TV, Tivo Stream, Comcast's Flex, Sky Glass and DISH Sling are examples of current customer offerings of these types of services. Additionally, these brands, along with our OEM customers in consumer electronics, such as LG with their WebOS, are expanding their customer footprints through distribution of their OS platforms that include our QuickSet technologies, allowing us to grow our global technology footprint and grow our licensing revenue in those channels.

At the same time, we have seen our markets in Home Entertainment OEM, and especially our smart TV OEMs, successfully upgrade to streaming service aggregators. The advanced TV interfaces on smart TVs and related streaming devices offer platforms for personalized advertising and smart home services which is expected to ensure demand for our wireless and wired control products, microcontrollers and software technology.

Over the past few years, the climate control industry has experienced a rise in demand due to the growing focus on the implementation of advanced HVAC equipment, such as heat pumps, driven by government subsidies and incentives aimed at promoting energy-efficient technologies. The consumer demand to upgrade to smart thermostats is driven by the integration of intelligent climate control solutions for enhanced user comfort and energy efficiency, increased cloud connectivity, support for smart home ecosystems and the adoption of energy management platforms utilizing occupancy and presence detection technology. Furthermore, our OEM customers are equally motivated to bring these cloud-connected capabilities to their thermostat products as the benefits gained in accessing system data for preventive and predictive maintenance of the HVAC systems, far outweigh the added investments in these more advanced (smart) thermostats.

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

Our principal competitors in the home entertainment market are Remote Solutions, Home Control International, SMK, Ohsung, Tech4Home and Ruwido. In the climate control market, we compete with regional specialists and global companies such as Resideo, Emerson and Venstar, as well as Far East based OEM manufacturers such as Computime, who compete with us on customer RFQs. In the connected smart home market, we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nice, and several original design manufacturers in Asia, as well as technology system providers such as Tuya. In the home security, safety and automation market, we compete with offshore-based, original design and built-to-print hardware manufacturers, such as Leedarson and Xavi Technologies. In the international retail and private label markets for wireless controls we compete primarily with a variety of accessory trading and branding companies like Jasco and Hama, as well as various manufacturers of AV accessories in Asia.

We compete in our markets on the basis of product quality, enhanced features, intellectual property, local design and development expertise, local development support and end-user support for our OFA branded products. We believe that we will need to continue to introduce new and innovative products and software solutions to remain competitive and to recruit and retain competent personnel to successfully accomplish our future objectives.

Global Locations and Subsidiaries

We operate on a global scale with research and development ("R&D") teams in the U.S., Europe, the PRC and India. The company has diversified manufacturing facilities in Vietnam, the PRC, Mexico and Brazil. This global presence allows us to leverage our scale and reach to deliver innovative products and solutions to customers worldwide.

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
•Gemstar Technology (Qinzhou) Co. Ltd., established in the PRC;
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

Resources

Engineering

Our development resources include approximately 540 engineering and R&D team members worldwide, who are dedicated to designing and developing cutting-edge consumer control products, technologies and software services. We invest heavily in technology and product innovation, focusing on creating smarter living solutions for our customers.

Extensive engineering resources were directed at completing the development and testing of our UEI TIDE family of products, including development and sales support to secure design wins across our HVAC OEM, multi-dwelling unit (MDU) and utilities customers. These platforms are key to our ability to penetrate the climate control OEM market and our ability to introduce unique features and capabilities in these platforms to promote and demonstrate our differentiated features in customer-specific products.

Leading up to the International Consumer Electronics (CES) show in January 2025, our engineers worked on integrating, and demonstrating, new features on our UEI TIDE platforms, such as Matter, QuickSet homeSense, energy insights, and a device-based rules engine. We believe that these features were well received by existing and new customers and will serve us well for new design wins in 2025 and new product introductions in 2026 and beyond.

The expanded UEI TIDE family portfolio includes the UEI TIDE Dial, Touch and Bridge available in various SKUs to cater to different market needs. The UEI TIDE Dial (US24) and UEI TIDE Dial (EU24/EUUSB) models now support Zigbee Coordinator functionality, enabling a complete energy management platform seamlessly integrated with HVAC systems, energy insight capabilities, and new software-defined occupancy and presence detection technology, QuickSet homeSense. These models also offer Matter support, allowing for wide interoperability with major smart home ecosystems.

One of the key features of the UEI TIDE Family is its ability to manage both central and space HVAC systems, providing optimized climate control and energy savings. Users can control hybrid systems that mix central and mini-split systems from a single thermostat through support for IR, making it easier to manage the whole home climate. UEI TIDE Dial and Touch also support nevo®.ai, our AI-powered agent that offers support for on-boarding, remote control and built-in tier 0 support, enhancing user convenience and control throughout the lifecycle of the product.

At CES, we also offered customers a sneak-peak at our next generation smart thermostat platform (UEI TIDE Pro). Built from the ground up with a new architecture, this upcoming platform will feature a larger, higher-resolution display, support for on-device AI processing, Thread and Open Thread Border Router (OTBR), and QuickSet 7 support with a built-in Matter Controller with Multi-Admin capabilities. The new platform will also introduce an advanced software framework, allowing for the development of operating system and graphical user interfaces under a limited power budget.

During 2024, our development teams successfully completed and released new products in the connected home space for customers such as Daikin, Carrier, Mitsubishi, Somfy and Vivint, the majority of which launched in the back half of the year.

During 2024, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released a host of unique QuickSet Cloud features such as QuickSet homeSense for occupancy and presence detection, video and audio content and app history, and support for Thread, as well as continued development initiatives around existing and emerging technologies, such as Zigbee 3.0, Bluetooth Smart, WiFi and Matter, a unifying, IP-based connectivity protocol built on proven technologies designed to connect smart home devices reliably and securely across disparate IoT ecosystems. We continued to evolve the capabilities of our service platform (UEI Virtual Agent) on our UEI TIDE and UEI Eterna product platforms for easier device onboarding, identification and troubleshooting.

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

Because of the nature of R&D activities, there can be no assurance that any of our R&D projects will be successfully completed or ultimately achieve commercial success.
Intellectual Property and Technology

A key factor in creating products and software for home entertainment and smart home device control is our proprietary device knowledge libraries. Each year our device and content discovery control libraries and HVAC engine continue to grow across the smart home landscape, supporting common and emerging smart home and HVAC control protocols, including IR, HDMI-CEC, Bluetooth and its variants, Zigbee (Rf4CE), Z-Wave, Thread, Matter and IP networks.

Our HVAC engine includes software that delivers logic and sequence control of relays in smart thermostats for efficient operation of a variety of heating and cooling equipment such as heat pumps, single, dual and multi-fuel (gas, oil and electric) HVAC systems. Additionally, we maintain libraries of proprietary software protocols used by many of the leading HVAC OEM brands worldwide that enable bi-directional communication of control and diagnostic data for efficient and optimized HVAC system operation.

We have developed a broad portfolio of patented technologies and the industry's leading database of device and content discovery, setup and control software. We ship integrated circuits, on which our software and control libraries are embedded and that connect to our cloud services, directly to manufacturers for inclusion in their products. In addition, we license our software and technology to manufacturers.

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

We hold and apply for patents in the United States and abroad related to our discovery, setup and control technologies across climate control, residential safety and security and smart home automation applications. Our patents have remaining lives ranging from less than one to 18 years. We have also obtained copyright registration and claim copyright protection for certain proprietary software and libraries of our device control libraries. Additionally, the names of many of our products are registered, or are being registered, as trademarks in the United States Patent and Trademark Office and in most of the other countries in which such products are sold. These registrations are valid for terms ranging up to 20 years and may be renewed as long as the trademarks continue to be used and are deemed by management to be important to our operations. While we follow the practice of obtaining patent, copyright and trademark registrations on new developments whenever advisable, in certain cases we have elected common law trade secret protection in lieu of obtaining such other protection.

Manufacturing and Supply

We are vertically integrated across design, development, and manufacturing. Our manufacturing capabilities include high-quality surface mount technology, zero-gap, plastic injection, acoustic design, painting, keypad, robot soldering, and laser etching. We currently operate manufacturing and assembly factories in the PRC, Vietnam, Mexico and Brazil, which allows us to produce in the regional markets. We also use selected third-party manufacturers and suppliers in Asia and India.

Our long-term factory planning strategy is to de-risk our reliance on a PRC-based supply chain by (1) reducing our manufacturing concentration in the PRC, (2) pursuing lower cost jurisdictions for manufacturing to help ensure market competitive products and (3) offering customers a flexible and globally diverse manufacturing footprint to provide a reliable and cost-efficient supply chain. As part of the execution of this strategy, we (1) opened a new factory in Vietnam, which commenced operations in June 2023, (2) stopped production activities in our southwestern PRC factory in the third quarter 2023 and completed its shutdown in the first quarter 2024, (3) stopped production activities and shutdown operations of our smaller eastern PRC factory during the fourth quarter 2024 and (4) downsized and streamlined our Mexico operations throughout 2024. We continue to evaluate our global factory footprint to identify ways to operate more efficiently.

With regard to the potential for recent tariff activities related to our products sourced globally, our global supply chain team is actively monitoring, reviewing and assessing any potential impact to our products and supply chain across the world. We have strategically developed a global manufacturing footprint to enhance efficiency and mitigate risks associated with international trade policies to better serve our global customer base.

Even though we operate one factory in the PRC, one factory in Vietnam and manufacturing and assembly plants in Mexico and Brazil, respectively, we continue to evaluate additional third-party manufacturers and sources of supply. During 2024, we utilized multiple third-party manufacturers and maintained duplicate tooling for certain of our products. Where possible, we utilize standard parts and components, which are available from multiple sources.

We are a large consumer of integrated circuits, including low-power, RF chips and modules that are used throughout our products. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated system on a chip supplier dependence, we include microcontroller technology which incorporates non-volatile, reprogrammable flash memory in most of our products. Flash memory-based microcontrollers have shorter lead times than microcontrollers using other memory technologies and may be reprogrammed. This allows us flexibility to use a given component on many different products, has the added benefit of potentially reducing excess and obsolete inventory exposure and allows us to update our product functionality in the field. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms. Our largest integrated circuit supplier, Qorvo International Pte Ltd., provided 11.5% of our total inventory purchases in 2022. We did not have any suppliers that represented over 10% of our inventory purchases in 2024 or 2023.

Our manufacturing process consists of plastic injection molding, keypad molding, coating or painting, surface mount technology, assembly, software programming, functional testing, packaging, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Our manufacturing facilities are certified to the ISO 9001:2015 International Standard for quality management. Testing and quality control are applied to components, parts, sub-assemblies and systems obtained from third-party suppliers. Our manufacturing facility in Yangzhou, PRC is certified to the TL 9000 Standard, which is the telecom industry's unique extension to ISO 9001:2015. All of our manufacturing facilities are certified to the ISO 14001:2015 International Standard for environmental management systems. In addition, our manufacturing facilities in Vietnam, Mexico and Yangzhou, PRC have also achieved ISO 45001 International Standard for safety and health management systems.

We are focused on reducing the environmental impact of our operations. Our manufacturing facility in Yangzhou, PRC hosts an on-site solar renewable energy system and we are evaluating the use of renewable energy in other locations. Our teams continue to examine practices and processes throughout our facilities to identify opportunities for greater energy efficiency. Each of our manufacturing facilities has standing policies and targets for the monitoring and management of waste generation and energy consumption and is focused on reducing electricity consumption, water usage and greenhouse gas emissions. In April 2024, we signed our Commitment Letter to the Science Based Targets Initiative ("SBTi"), showcasing our dedication to establishing an approved science based target for reducing greenhouse gas emissions.

We are committed to complying with applicable labor laws and regulations of the countries in which we operate and supporting ethical labor practices that do not infringe on human rights. We are a regular member of the Responsible Business Alliance ("RBA"), an industry coalition dedicated to driving sustainable value for workers in global supply chains, among other things. As a regular member of the RBA, we have adopted the RBA Code of Conduct, which establishes standards to ensure that working conditions are safe, that employees are treated with respect and dignity and that business operations are environmentally responsible and conducted ethically. The RBA Code of Conduct has been reflected in our employee policies and procedures. We conduct regular internal audits in line with RBA and have engaged in third-party Sedex Members Ethical Trade Audits ("SMETA") and RBA audits in our factories and regularly monitor ethics-related key performance indicators. In July 2024, our manufacturing facility in Vietnam successfully completed the RBA Validated Assessment Program ("VAP") audit achieving a Silver VAP Recognition Level.

Our Human Rights Due Diligence procedure incorporates international labor and human rights standards, as well the RBA Code of Conduct, into our social and ethical management systems. This includes evaluating and addressing human rights concerns in our supply chain. We follow RBA guidelines for the supplier risk assessment process. We require all major suppliers, as defined by the RBA, to complete the RBA self-assessment questionnaire. We engage third-party due diligence platforms to screen major suppliers for sustainability and ethics concerns. As part of our Quality Management System, we conduct on-site audits of our suppliers, as a part of our supplier onboarding and annual recertification process, to ensure quality and compliance across our supply chain. A key component of these audits is evaluating alignment with the RBA VAP Standard. Based on the results of these risk assessments, we require that 50% of high-risk suppliers complete an on-site third-party RBA VAP audit. We require suppliers to adhere to our Global Supplier Code of Conduct ("Supplier Code of Conduct"), which is available on our website. Our Supplier Code of Conduct sets forth our global expectations in the areas of fair dealing, legal compliance, business integrity, labor practices, health and safety and environmental management. Among other things, we require our suppliers to respect human rights and to not engage in any form of involuntary or forced labor and to fully comply with all laws and regulations pertaining to the appropriate and dignified treatment of all workers.

Our Global Human Rights Policy is aligned with internationally recognized human rights principles defined by the Universal Declaration of Human Rights and the United Nations Guiding Principles on Business and Human Rights. We provide training to all employees to help identify and report any signs of forced labor or other unlawful labor practices. We have a third-party confidential ethics hotline ("the UEI Ethics Line") to enable our employees or other stakeholders to anonymously report any suspected violations of applicable laws, policies or human rights violations. We are committed to investigating all communications received on the UEI Ethics Line.

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

We may also face significant costs and liabilities in connection with product take-back and "right to repair" legislation both in the U.S. and abroad. For example, the European Union's Waste Electrical and Electronic Equipment ("WEEE") Directive makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products. Our European subsidiaries are WEEE compliant.

We believe that we have materially complied with all currently existing international and domestic federal, state and local statutes and regulations regarding environmental standards and occupational safety and health matters to which we are subject. During the years ended December 31, 2024, 2023 and 2022, the costs incurred in complying with federal, state, local and foreign statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings, financial condition or competitive position. In addition, during the same period, the costs incurred in complying with other applicable government regulations likewise did not materially affect our earnings, financial condition or competitive position. However, due to the heightened awareness of corporate environmental, social and governance ("ESG") matters and evolving laws and regulations or enforcement policies, increases in compliance costs may have a material adverse effect upon our capital expenditures, earnings or financial condition.

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

We strive to extend the useful life of our products and reduce our products' impact on the environment. We have invested in R&D to improve the energy efficiency of our battery-operated products. For example, we deploy a low energy IR-engine in some of our products, which can extend battery life regardless of the protocols utilized by the product. We have introduced our control platform and related technologies that address the growing demand for sustainable products that reduce energy use and eliminate waste. With this platform, we partnered with technology leaders and invested in bringing ultra-low power connectivity chips with built-in energy harvesting and photovoltaic cells to the market. These chips offer more computing power while consuming substantially less battery power. In addition, to reduce energy consumption even further, we have introduced solutions powered by low-light solar cells for the entertainment remote control and IoT markets.

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

In the nations where we have operations or otherwise conduct business, we are also subject to tariffs, import/export controls, and other trade-related laws and limitations. These limits, regulations, and tariffs, especially those pertaining to or affecting relations between the United States and the PRC, might significantly disrupt our business, affecting our capacity to manufacture, source components and sell goods. The new U.S. administration has introduced new policies imposing additional tariffs on goods manufactured abroad, including goods manufactured in the PRC and Mexico. As of the date of this filing, the new tariffs on Mexico goods have been paused; however, significant uncertainty continues to exist about the future of U.S. trade policy and the implementation of new tariffs, including but not limited to, new tariffs on goods manufactured in the PRC and Mexico. These measures, if fully implemented, will increase costs for certain goods imported into the United States.

Climate Change

Our operations, supply chain and products are expected to become increasingly subject to federal, state, local and foreign laws, regulations, and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements. We have established an executive-level Environmental Working Group to further integrate environmental considerations throughout the product lifecycle, ensure compliance with environmental regulations and customer requirements, implement sustainable practices in our operations, reduce our product's environmental footprint, and deliver more cost-effective and lower carbon technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements. Our Board of Directors (the "Board"), specifically the Corporate Governance, Sustainability and Nominating Committee, is responsible for risk oversight, which includes relevant environmental-related risks such as climate change.

Government regulations are subject to change; therefore, we are unable to predict the impact of complying with potential future requirements or whether doing so will materially affect our operations, financial situation or business.

Human Capital

As of December 31, 2024, we employed 3,838 members of staff across our worldwide facilities. Of this staff, 2,928 are associated with our manufacturing and supply chain organizations in the PRC, Vietnam, Mexico and Brazil. Beyond the manufacturing and supply chain organizations, 542 of staff work in engineering and R&D, 105 in sales, marketing, consumer service and support and 263 in executive and administrative functions.

Additionally, in the PRC, as is standard practice, we work with third-party agencies who have recruited and provided us with workers to support our production activities. These third-party agencies have been required to adhere to both the relevant RBA Code of Conduct requirements and our own Supplier Code of Conduct, which among other things, prohibits the use of forced labor and sets forth requirements on fair dealing, legal compliance, business integrity, labor practices, health and safety and environmental management. We have also standardized the qualification, contract and monitoring standards for all third-party agencies.

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
•sensor engineering and R&D teams are located in Carlsbad and Poway, California;
•connected thermostat engineering and R&D teams are located in Santa Ana and Poway, California;
•hardware engineering teams are located in Panyu and Suzhou in the PRC;
•software, firmware and device database teams are located in Bangalore, India; and
•a software services team focused on support software solutions is located in Plymouth, Minnesota.

Next to these specialized centers of excellence, we employ engineering, sales and marketing and support staff in many of our regional offices in the United States, The Netherlands, Hong Kong, the PRC, Brazil, India, Japan, Korea, Singapore and Mexico.

Inclusion, Ethics Line and Code of Conduct

We are an Equal Opportunity Employer and are committed to providing a workplace free of discrimination, harassment and retaliation for all employees and we value equality, opportunity and respect. We encourage any employee who believes they are the subject of discrimination, harassment or retaliation to express concerns without fear of retribution or retaliation to their immediate supervisors, any senior-level managers, or through the UEI Ethics Line. In addition, we have maintained and enforced a Code of Conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of the Board. The Code of Conduct is available in the Investor Relations section of our website (UEI.com/investor) by clicking on "Investor", then "Governance" and then "Committee composition, documents and confidential ethics line". We intend to post on that website any future changes or amendments to our Code of Conduct, and any waiver of our Code of Conduct that applies to any of our executive officers or a member of our Board within four business days following the date of the amendment or waiver.

Labor unions represent approximately 12.0% of our 3,838 employees as of December 31, 2024. Some of these unionized workers are employed in Monterrey, Mexico, and are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Additionally, workers at our Vietnam facility are covered by a collective bargaining agreement.

These workers represent approximately 17.0% of our 3,838 employees as of December 31, 2024. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.

Safety, Health and Wellness

The health and safety of our employees, contractors, visitors and the communities in which we operate is paramount. We are committed to reducing or eliminating health and safety risks through our health and safety programs, including effective control measures, emergency response plans and training programs. We continually monitor and evaluate health and safety performance against established goals and industry standards and maintain clear procedures for collecting information about health and safety incidents, near misses, and concerns. Each incident is thoroughly investigated, and corrective actions are taken to prevent their recurrence. These metrics are communicated to leadership through regular management reviews. This commitment is outlined in our global health and safety policy. As a member of RBA, we also adhere to the standards of the RBA Code of Conduct to ensure working conditions are safe throughout our supply chain.

Seasonality

Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2025.

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers on March 11, 2025:

Name	Age	Position
Paul D. Arling	62	Chairman of the Board and Chief Executive Officer
Bryan M. Hackworth	55	Senior Vice President and Chief Financial Officer
Ramzi S. Ammari	59	Senior Vice President, Corporate Planning and Strategy
Richard K. Carnifax	38	Senior Vice President, Global Operations
David Chong	63	Executive Vice President, Global Sales
Richard A. Firehammer, Jr.	67	Senior Vice President, General Counsel, Head of Global Compliance, and Corporate Secretary

Paul D. Arling is our Chairman and Chief Executive Officer. He joined us in May 1996 as Chief Financial Officer and was named to our Board of Directors in August 1996. He was appointed President and Chief Operating Officer in September 1998, was promoted to Chief Executive Officer in October 2000 and appointed as Chairman in July 2001. At the 2024 Annual Meeting of Stockholders, Mr. Arling was re-elected as our Chairman to serve until the 2025 Annual Meeting of Stockholders. From 1993 through May 1996, he served in various capacities at LESCO, Inc., a manufacturer and distributor of professional turf care products. Prior to LESCO, he worked for Imperial Wallcoverings, a manufacturer and distributor of wall covering products as Director of Planning, and The Michael Allen Company, a strategic management consulting company where he was employed as a management consultant. Mr. Arling received his Bachelor of Science and Master of Business Administration from The Wharton School of the University of Pennsylvania.

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

Richard K. Carnifax is our Senior Vice President, Global Operations. He joined us in May 2020 as Vice President, Global Supply Chain and in July 2022, he was promoted to Vice President, Operations. In February 2023, he was promoted to his current position. Prior to joining us, from March 2019 until May 2020, Mr. Carnifax was the Chief Operating Officer at Cast Nylons, a privately held manufacturer and distributor of cast nylon stock shapes and custom cast parts, and was Vice President, Operations at Cast Nylons from November 2017 until March 2019. From November 2015 until September 2017, he held various operational roles at Air Enterprises, a privately held manufacturer of specialty air handling equipment. Prior to joining Air Enterprises, Mr. Carnifax spent four years scheduling and planning materials for Howden, a provider of high-quality air and gas handling products and services to the power, oil and gas, mining and petrochemical industries. Mr. Carnifax holds a Bachelor of Arts in Political Science and a Master of Arts in International Relations/Business from the University of Akron.

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

Risks Relating to Economic Conditions and Global Events

General political and economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, supply chain disruptions, labor shortages, wage pressures, geo-political matters and conflicts, rising inflation and potential economic slowdown or recession, as well as increases in costs including fuel and energy costs, foreign currency exchange rate fluctuations, tariffs, and other matters that influence consumer spending and preferences. Among other events, the invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization ("NATO") and Russia. Conflict in the Middle East has led to disruption of international shipping lanes, causing shipping delays and fluctuating freight costs. These conflicts and the resulting sanctions and related countermeasures could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, and supply chain interruptions. Additionally, they have the potential to spread to or exacerbate tensions in other countries or regions, leading to new and unanticipated disruptions.

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

On February 1, 2025, substantial tariffs on Canada, the PRC and Mexico were announced. There exists substantial uncertainty as to whether these tariffs will be fully implemented or sustained. We are monitoring these actions, which could have an adverse impact on our business strategy, operating results and financial condition. There can be no assurances that these tariffs will not be implemented or increased in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in U.S. trade policy affect our operating results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools and strategies to address these issues. In addition, retaliatory tariffs imposed by other countries or other potential government actions, could result in further adverse impacts on our business strategy, operating results and financial condition.

Risks Relating to Operations

Cybersecurity Issues: Cybersecurity Incidents, Failure to Maintain the Integrity of and Protect Internal or Customer Data May Result in Faulty Business Decisions, Operational Inefficiencies, Damage to our Reputation and/or Subject Us to Costs, Fines, or Lawsuits
Our business requires collection, processing, and retention of large volumes of data, including personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract, including in areas such as customer product servicing, human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data, including proprietary information, is critical to us. If that data is inaccurate or incomplete or inaccessible, we may make faulty decisions or experience business interruptions. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party suppliers and vendors with which we do business, may be vulnerable to cybersecurity threats, attacks or incidents, failures or disruptions, acts of vandalism or misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any cybersecurity incidents involving the misappropriation, loss or other unauthorized disclosure of customer, employee, supplier or Company information, whether caused by us, an unknown third party, or the retailers, dealers, licensees or other third-party suppliers and vendors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. As cybersecurity threats may evolve in sophistication and become more prevalent worldwide, we continue to aim to increase our sensitivity and attention to these threats, seek additional investments and resources to address these threats and enhance the security of our facilities and systems and strengthen our controls and procedures to monitor, protect against and mitigate these threats. The domestic and international legal and regulatory environment related to information security, data collection and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business.

Compliance with these requirements, including the European Union's General Data Protection Regulation ("GDPR"), China's newly enacted Personal Information Protection Law ("PIPL") and other domestic (including state law) and international regulations, could result in additional costs and changes to our business practices.

Moreover, we rely heavily on computer systems and software to manage and operate our business, record and process transactions, and manage, support and communicate with our employees, customers, suppliers, vendors, and other third parties. Computer systems and software are important to production planning, finance, company operations and customer service, among other business-critical processes. Despite our efforts to prevent disruptions to our computer systems and software, these systems and software may be affected by damage, disruption, attack, or interruption from, among other causes, power outages, system failures, computer viruses, the development of harmful malware or ransomware, denial-of-service attacks and other intrusions, including cybersecurity incidents and other disruptions or failures. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software that is commonly used by companies in cloud-based services and bundled software. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which we operate. We rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions in or cybersecurity incidents and disruptions and failures related to such systems. Remote work and remote access to our systems has increased, which also increases the risk of cybersecurity incidents and disruptions and failures on our systems surface. In addition, there has been a global increase in cybersecurity threat volume, frequency, and sophistication driven by the global enablement of remote workforces. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity incidents and disruptions of our services and software on which we rely. We continue to try to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems (including through upgrades to our security and information technology systems), providing training for all employees (with more enhanced or frequent training based on role or responsibility), assessing the continued appropriateness of relevant insurance coverage and strengthening our controls and procedures to monitor, mitigate and respond appropriately to these threats. We carry cyber insurance, and while we have not incurred any material losses due to any failure of or disruptions to our systems, or from any cybersecurity incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or that any insurer will not deny coverage as to any future claim.

As part of our QuickSet Cloud feature delivery, our cloud data captures device information and data elements that are used to enhance product performance and create a more personalized consumer experience. These features, and any device specific data are delivered for use by our customers and not sold to third parties. While QuickSet Cloud services a subset of the data used by QuickSet, the majority of the data is captured, analyzed and stored on the device, and in the home, and is not stored outside of the home. This includes the more personal and private data classes such as content usage and user occupancy and presence.

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

Technology Changes in Control and Sensing
We currently derive substantial revenue from the sale of remote controls, thermostats, sensors and home automation products based on IR and RF and other technologies. Other control technologies exist or may be developed that may compete with our technology. In addition, we develop and maintain our own database of IR and RF codes, as well as elements critical to the delivery of our HVAC engine. There are other IR and RF libraries offered by companies that we compete with in the marketplace. In addition, if competing control and sensing technology and products gain acceptance and start to be integrated into home electronics devices and home security and automation products, demand for our products may decrease, resulting in decreased operating results, financial condition and cash flows.

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

Dependence upon New Product Introduction
Our ability to remain competitive in the video services, consumer electronics, climate control, security, home automation and home appliance markets will depend considerably upon our ability to successfully identify new product opportunities, as well as develop and introduce these products and enhancements on a timely and cost effective basis. There can be no assurance that we will be successful at developing and marketing new products or enhancing our existing products, or that these new or enhanced products will achieve consumer acceptance and, if achieved, will sustain that acceptance. In addition, there can be no assurance that products developed by others will not render our products non-competitive or obsolete or that we will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in our products. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, may have a material adverse effect on our operating results, financial condition and cash flows. Moreover, the introduction of new products may require significant expenditures for R&D, tooling, manufacturing processes, inventory and marketing. In order to achieve high-volume production of any new product, we may have to make substantial investments in inventory and expand our production capabilities. We cannot be certain that we will recover the costs we incurred in developing new products, investing in inventory, expanding our production capabilities, or that those new products will be successful.

Artificial Intelligence
We incorporate artificial intelligence ("AI") solutions into some of our platforms, offerings, services and features, and these applications may become more important in our operations over time. Our competitors, or other third parties, may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and affect our results or operations. Additionally, if our AI applications are based on data, algorithms, or other inputs that are flawed, or if they assist in producing content, analyses, or recommendations that are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand reputational, or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by government or other regulatory agencies, will require significant resources to develop, test, and maintain our platforms, offerings, services, and features in order to implement AI ethically and minimize any unintended, harmful impacts.

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

Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our products, accessory products, and proprietary technologies to video service providers, OEMs, retailers and private label customers. We also supply our products, accessory products, and technologies to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide. While we generally have a broad and varied customer base, during the years ended December 31, 2024, 2023 and 2022, Daikin Industries Ltd. accounted for sales totaling more than 10% of our net sales. During the year ended December 31, 2022, Comcast Corporation also accounted for sales totaling more than 10% of our net sales. In addition to these customers, we have some customers that, individually or through their subsidiaries or affiliated partners, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.

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

In the United States, among other relevant restrictions, the Uyghur Forced Labor Prevention Act (the "UFLPA") creates a rebuttable presumption that all goods produced or manufactured, even partially, in the PRC’s Xinjiang Uyghur Autonomous Region ("XUAR") were made with forced labor and, therefore, would not be allowed entry at U.S. ports. Importers are required to present clear and convincing evidence that goods from the XUAR are not made with forced labor. While we do not authorize the sourcing of any product from the XUAR and have increased actions to ensure our entire supply chain is free of any products made with forced labor, there is nonetheless a risk, particularly in light of prior media allegations and government inquiries focusing on one of our former facilities, that our business, results of operations and financial condition could be adversely affected by the UFLPA, related regulatory requirements and enforcement activity, or related customer concerns. Overall, our reliance on international supply chains involves a risk of adverse effects to our business, including from government restrictions and enforcement efforts.

Among other things, we utilize third-party suppliers as well as third-party employment or labor agencies to provide us with staff to support our production activities. While we require these suppliers and agencies to adhere to our Supplier Code of Conduct and the RBA Code of Conduct, which among other things prohibits forced labor in any manner and requires them to treat all employees with respect and dignity, use of third-party agencies has come under worldwide scrutiny. If a supplier or third-party labor agency were to engage in actual or apparent non-compliance with our Supplier Code of Conduct or otherwise violate applicable laws or regulations, this could create compliance challenges for us and adversely affect our business or our customer relationships.

Dependence upon Key Suppliers
We continue to operate in a supply-constrained environment, and we are heavily dependent on third-party suppliers and their ability to deliver sufficient quantities of key components and products at reasonable prices and in time for us to meet schedules for the delivery of our products and services. Most of the components used in our products are available from multiple sources. However, we purchase ICs used in products, from a small number of key suppliers. To reduce our dependence on our IC suppliers we continually seek additional sources. We maintain inventories of our ICs, which may be used in part to mitigate, but not eliminate, delays resulting from supply interruptions. Further, we have identified alternative sources of supply for our ICs, component parts, and finished goods; however, there can be no assurance that we will be able to continue to obtain these inventory purchases on a timely basis or in the quantities we need. Any extended interruption, shortage or termination in the supply of any of the components used in our products, or a reduction in their quality or reliability, or a significant increase in prices of components, would have an adverse effect on our operating results, financial position and cash flows.

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

Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 500 of our Brazil and Mexico employees are represented by labor unions. Additionally, approximately 600 of our Vietnam employees are covered by a collective bargaining agreement. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.

Leased Property
We lease all of the properties used in our business. We can give no assurance that we will enter into new or renewal leases, or that, if entered into, the new lease terms will be similar to the existing terms or that the terms of any such new or renewal leases will not have a significant and material adverse effect on our operating results, financial condition and cash flows.

Competition
Competition within the industries we serve is based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product lines. We compete with a variety of entities, some of which have greater financial resources. Other competitors are smaller and may be able to offer more specialized products. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost-effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. Competition in any of these areas may reduce our sales and adversely affect our earnings or cash flow resulting from decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products. There can be no assurance that our product offerings will be, and/or will remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not recoup costs incurred in R&D as quickly as we expect, if at all. Some customers may elect to engage a second source to manufacture the same product, and there is no guarantee that these customers will maintain the volume that was initially allocated to us throughout the product life cycle.

Smart control solutions in the HVAC market tend to have long development lead-times, ranging from 12-24 months depending on product complexity. These development cycles include initial longer customer engagement upfront to define new product requirements as well as extensive testing and validation of thermostat control and performance against legacy and new HVAC equipment at the end. These long development lead-times translate into longer product life cycles, ranging from 5-8 years, as the product replacement cycle takes longer to define, develop and launch. Major HVAC OEMs typically select more than one supplier across their climate controller product categories: remote controls, wall-mount controllers and smart or connected thermostats. Suppliers are typically selected based on the breadth of their technology, development experience in the product category and their supply chain capabilities.

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

Change in Competition and Pricing
Even with having our own factories, we will continue to rely on third-party manufacturers to build a portion of our products. Price is always an issue in winning and retaining business. As customers become increasingly price sensitive, we have experienced new competition arising from manufacturers who decided to go into direct competition with us by performing their own manufacturing. If this development continues, we may experience downward pressure on our pricing or lose sales, which may have a material adverse effect on our operating results, financial condition and cash flows.

Strategic Business Transactions
We have historically made strategic acquisitions of businesses in industries adjacent to our core business and will likely acquire additional businesses or engage in strategic partnerships in the future as part of our long-term growth strategy. The success of future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected. Furthermore, we may sell or divest certain non-core businesses or assets as a part of our business strategy. However, there can be no assurance that we will be successful in selling or divesting from any such businesses or assets. We may incur substantial expenses associated with identifying and evaluating potential sales. The process of exploring any sale or divestment may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and operating results could be adversely affected. We also cannot assure that any potential sale or divestment, if consummated, will prove to be beneficial to our shareholders. Any potential sale or divestment would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in the assets and the availability of financing to potential buyers on reasonable terms.

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

Risks Related to Doing Business in the PRC

Presently, we manufacture many of our products in our factory in the PRC. Additionally, many of our contract manufacturers are located in the PRC. In addition to the other risks identified herein, doing business in the PRC carries a number of risks including the following:

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

Availability of Adequate Workforce Levels
Presently, a portion of workers at our PRC factory are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to grow and the workers become more sophisticated, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. Some of our key customers have demanded that we reduce the percentage of workers sourced from third-party employment agencies, which may also lead to increased costs in recruitment, retention and compliance. While we have already experienced increases in labor rates in the PRC, as the PRC market continues to open up and grow, we may experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.

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

Risks Relating to Regulation and Legal Matters

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

Significant Developments From Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
The U.S. government implemented additional tariffs on certain goods imported from the PRC and Mexico. As of the date of this filing, the additional tariffs on Mexico have been paused. There can be no assurance that these tariffs will not be implemented or increased in the future, with the previously mentioned countries or additional countries with which we do business. We manufacture a substantial amount of our products in the PRC and Mexico and are presently subject to these additional tariffs and will remain so until the tariff lists are altered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Our international operations continue to grow, making up a significant part of our current business and future strategic plans. We presently operate factories in the PRC, Vietnam, Mexico and Brazil, engineering centers in India, Japan and Korea and rely on third-party manufacturers located in Asia. We are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

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

The Prominence and Evolution on Disclosures related to Environmental, Social and Governance ("ESG") Matters May Expose Us to Certain Performance and Reputational Risks
We have established certain goals related to ESG matters and the reporting of ESG data. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. Standards for tracking and reporting ESG matters continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters relating to our operations and supply chain are evolving along with various standards for identifying, measuring, and reporting ESG metrics, including ESG related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time. One such method is our use of the EcoVadis sustainability rating system. Further, we may amend, abandon or replace our goals related to ESG matters due to a change in strategy, reduced relevance of such goals or changing market conditions and we may take certain actions that stakeholders or regulators view as contrary to such goals. Certain stakeholders may have different views on where our focus on ESG matters should be placed, including different views of regulators in the various jurisdictions in which we operate. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, service provider or employer could be negatively impacted.

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
•the expected continued adoption of the Company's technologies in home entertainment, specifically universal AV control of connected entertainment devices;
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

In addition, under the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), we may elect to pay interest on the revolving line of credit ("U.S. Credit Line") based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin or a base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement), plus an applicable margin. Further, under our Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, we pay interest on the provided line of credit ("China Credit Line") based on the one-year rate from the National Interbank Funding Center less a margin. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

We may also fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facilities. If any of the banks in these credit and financing facilities are unable to perform on their commitments, our cash flow, liquidity or financial condition may be adversely impacted. Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and may have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

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

General Risks

Economic Downturns and Other Global, National, and Regional Conditions May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because we conduct our business on a global platform, our business is sensitive to global and regional business and economic conditions. Adverse changes in global, national, regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions (such as the Russian invasion of Ukraine, conflict in the Middle East, tension across the Taiwan Strait and tension between the United States and the PRC, Mexico and Canada, and the ramifications of those and other events) impact our activities. Additionally, we conduct business in countries, including Argentina, that have policies which restrict outbound U.S. Dollar transactions. Such conditions in the United States and worldwide may impact our business due to weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, advisories, or disruptions, and concerns over disease, violence, war, or terrorism may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.

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

Risks Relating to Natural or Man-Made Disasters, Contagious Disease, Climate Change, Violence, or War May Cause Increases in the Cost of Raw Materials, Production, and Energy which May Adversely Affect Our Earnings or Cash Flow
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. So called "Acts of God," such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we lease and/or own properties and equipment or manage our business, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we previously experienced from the COVID-19 pandemic, any one or more of these events, including the actions taken in the ongoing conflicts in the Middle East and by Russia against Ukraine, could disrupt sales volumes, raw material and fuel supplies and increase our costs, reduce our ability to manufacture and supply our products, and/or increase our operating costs, all of which could adversely affect our earnings or cash flows and profits. There are also inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure globally, all have the potential to disrupt our business and operations. Such events could result in increases in our costs and expenses and harm our future revenue, cash flows and financial positions.

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

Risk Management and Strategy

Cybersecurity is managed as part of our enterprise risk management program. We have integrated cybersecurity risk management into our enterprise-wide risk assessment through evaluations of IT infrastructure, compliance audits and aligning cybersecurity goals with overall business objectives. We work with cybersecurity experts to better understand potential cybersecurity threats.

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

We aim to monitor these risks in connection with third parties in addition to our own operations. We collaborate with external cybersecurity consultants and auditors for independent audits and vulnerability assessments of our existing processes and systems. Our third-party cybersecurity risk assessment program is designed to oversee certain third parties and have those third parties adhere to cybersecurity standards. This program has measures to help further manage and attempt to mitigate potential cybersecurity risks arising from third-party engagements, including security audits, compliance checks for cybersecurity standards, risk evaluation procedures for certain third parties, contractual security requirements in certain third party agreements and monitoring tools. We conduct cybersecurity training with our employees as appropriate based on their roles within the Company.

Governance

Our Board of Directors plays a role in guiding and overseeing our cybersecurity strategies and has tasked our Audit Committee with the responsibility for cybersecurity oversight by setting policies, reviewing risk management strategies and reviewing compliance with legal and regulatory requirements. The Audit Committee, as appropriate, briefs the Board of Directors on cybersecurity matters.

Management is also responsible for upholding our cybersecurity processes. To this end, we have established a global cybersecurity management team, led by our Vice President, Cybersecurity. Our Vice President, Cybersecurity reports directly to our Senior Vice President and CFO and is primarily responsible for cybersecurity oversight and for developing strategies to mitigate risks from cybersecurity threats, monitoring policy compliance and educating staff on security practices. In carrying out his duties, our Vice President, Cybersecurity provides periodic reports to the Director of our Internal Audit Department, who, in turn, briefs the Audit Committee of the Board of Directors on the contents of such reports, including incident reports, compliance status and updates on cybersecurity initiatives.

Our Vice President, Cybersecurity has extensive experience assessing and managing risks from cybersecurity threats, including more than 20 years of experience in information technology and information security positions; serving in information technology leadership positions at the Company for more than 7 years; and has other significant experience in the areas of risk management, information technology and information security, including the following industry certifications: MCSE, MCDBA and CISSP.

To date, management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. While we work to maintain our cybersecurity processes, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks or threats to such systems, networks, and data or those of our third-party providers.

ITEM 2. PROPERTIES

Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Hong Kong, PRC	Asian headquarters	6,550	Leased, expires July 31, 2028
Enschede, Netherlands	European headquarters and call center	19,440	Leased, expires February 28, 2029
Bangalore, India	Engineering, research and development	21,326	Leased, expires June 30, 2025
Carlsbad, California	Engineering, research and development	30,758	Leased, expires December 31, 2027
Plymouth, Minnesota	Engineering, research and development	5,275	Leased, expires March 31, 2028
Poway, California	Engineering, research and development	7,891	Leased, expires December 31, 2025
Santa Ana, California	Engineering, research and development	18,420	Leased, expires November 30, 2027
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2025
Hai Duong, Vietnam	Manufacturing facility	124,776	Leased, expires December 1, 2034
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2025
Monterrey, Mexico	Manufacturing facility	61,296	Leased, expires April 15, 2029
Yangzhou, PRC (1)	Manufacturing facility	1,247,688	Land leased, expires July 31, 2055
Yangzhou, PRC	Manufacturing facility	77,888	Leased, expires October 31, 2025
Guangzhou, PRC	Service center	26,850	Leased, expires April 14, 2026

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol UEIC. Our stockholders of record on March 7, 2025 numbered 156. We have never paid cash dividends on our common stock. We intend to retain our earnings, if any, to reinvest in the business for future operations and expansion and, as such, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 - October 31, 2024	—	$—	—	778,362
November 1, 2024 - November 30, 2024	5,991	10.08	—	778,362
December 1, 2024- December 31, 2024	55	10.83	—	778,362
Total	6,046	$10.08	—

(1)Of the repurchases in November and December, 5,991 and 55 shares, respectively, represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)On October 26, 2023, our Board approved a share repurchase program with an effective date of November 7, 2023. Pursuant to the program, we are authorized to repurchase up to 1,000,000 shares of our common stock. We may utilize various methods to effect the repurchases under the program, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans.

Performance Chart

The following graph and table compares the cumulative total stockholder return with respect to our common stock versus the cumulative total return of the Standard & Poor's Small Cap 600 (the "S&P Small Cap 600"), the NASDAQ Composite Index, and the Peer Group Index for the five-year period ended December 31, 2024. The comparison assumes that $100 was invested on December 31, 2019 in each of our common stock, S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index and that all dividends were reinvested. We have not paid any dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of dividends. The graph and table depicts year-end values based on actual market value increases and decreases relative to the initial investment of $100, based on information provided for each calendar year by the NASDAQ Stock Market and the New York Stock Exchange.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Returns of Universal Electronics Inc., S&P Small Cap 600, the NASDAQ Composite Index, and the Peer Group Index

$300
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Universal Electronics Inc.
S&P Small Cap 600
NASDAQ Composite
Peer Group Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Universal Electronics Inc.	$100	$100	$78	$40	$18	$21
S&P Small Cap 600	$100	$110	$137	$113	$129	$138
NASDAQ Composite Index	$100	$144	$174	$117	$167	$215
Peer Group Index (1)	$100	$170	$156	$117	$160	$142

(1) Companies in the legacy Peer Group Index are as follows: Dolby Laboratories, Inc.; Logitech International S.A.; VOXX International Corp.; and Xperi Corporation (formerly TiVo Corporation).

The information presented above is as of December 31, 2019 through December 31, 2024. This information should not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act nor should this information be incorporated by reference into any prior or future filings under the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally discuss 2024 and 2023 items and year-to-year comparisons between 2024 and 2023 in the section that follows. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We design, develop, manufacture, ship and support home entertainment control products, technology and software solutions, climate control solutions, wireless sensors and smart home control products and audio-video ("AV") accessories, that are used by the world's leading brands in the home entertainment, climate control, consumer electronics, security, home automation and home appliance markets. Our product and technology offerings include:

•Home Entertainment Products: Our industry-leading portfolio includes RF-capable, voice-enabled universal remote control products; low-power RF and energy-harvesting microcontrollers, as well as embedded and Cloud software for AV and Smart Home device and content discovery and control. These solutions are sold primarily to video service providers and consumer electronics OEMs. We also distribute a broad portfolio of replacement remote controls, powerful free-to-air antennae and television and soundbar wall mounts direct to retailers worldwide under the One For All brand.
•Climate Control Solutions: Our innovative climate control solutions include wall-mounted and handheld thermostat controllers and connected accessories for smart energy management systems. These products are primarily sold to original equipment manufacturer (“OEM”) customers, as well as hotels, hospitality and system integrators. Our UEI TIDE Family of Climate Control solutions feature advanced technologies such as Wi-Fi, BLE, Zigbee and Matter, along with sensors for temperature, humidity, proximity, occupancy and carbon dioxide sensing.
•Smart Home and Security Products: We offer proprietary and standards-based RF sensors designed for residential security, safety and home automation applications. Our integrated circuits, on which our software and universal control database is embedded, are sold primarily to OEMs, video service providers, smart home dealers and private label customers.
•Software and Cloud Services: Our software, firmware and technology solutions enable devices such as smart TVs, hybrid set-top boxes, audio systems, smart speakers, game consoles and other consumer electronic and smart home devices to wirelessly connect and interoperate within home networks. These solutions support control and delivery of home entertainment application services and content, smart home services and device or system information. New features include private, on-premise user presence and occupancy detection to enhance user experiences with their connected devices.
•Intellectual Property and Licensing: We license our intellectual property primarily to OEMs and video service providers. Our cloud-enabled software provides reliable firmware update provisioning and digital rights management validation services to major consumer electronics brands. We offer regular control library database and software updates to our licensing customers to ensure their systems are compatible with the latest devices entering the home.

We operate as one business segment. We have one domestic subsidiary and 24 international subsidiaries located in Brazil, British Virgin Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (6), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for 2024:

•Net sales decreased 6.1% to $394.9 million in 2024 from $420.5 million in 2023.
•Our gross profit percentage increased to 28.9% in 2024 from 23.2% in 2023.
•Operating expenses, as a percent of sales, decreased to 32.7% in 2024 from 43.5% in 2023.
•Operating loss was $15.3 million in 2024 compared to $85.3 million in 2023, and our operating loss percentage was 3.9% in 2024, compared to 20.3% in 2023.
•Income tax expense was $5.4 million in 2024 compared to $6.0 million in 2023.

Our strategic business objectives for 2025 include the following:

•Build long-term (3-5 year) revenue pipeline by engaging with industry leading brands and securing new and continuing product design wins with top 10 major HVAC OEMs;
•Commercially deploy the UEI TIDE family of products in multiple dwelling unit and utility channels and leverage initial deployments to validate, and promote, turnkey solution to address industry need;
•Create a footprint in broadband gateway platforms with expanded QuickSet Cloud software offerings;
•Expand QuickSet Cloud software penetration in the TV OS market through development and commercial deployment of QuickSet features such as content personalization, privacy-first presence detection and monitoring;
•Expand AI-powered cloud services, and on-device AI developments to generate opportunities for recurring revenue streams in software licensing;
•Position UEI as the development partner of choice in smart digital thermostat control through innovation and next generation products;
•Launch new product categories in direct-to-consumer channel and build a growth revenue business with sustainable gross margins;
•Expand our technology offerings and development capabilities in new standards such as WiFi6, Thread, Matter and Z-Wave Long Range;
•Seek potential acquisitions or strategic partners that complement and strengthen our existing commercial footprint, add new capabilities, and offer strong synergies; and
•Manage our long-term global manufacturing footprint by optimizing internal investments and seeking external manufacturing partnerships where appropriate.

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

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions, including new tariffs imposed or to be imposed on goods manufactured in the PRC, Mexico and Canada, and reduced consumer spending on durable goods. We have also been adversely impacted by inflationary pressures, including increased component and logistics costs and increases in wages and costs of borrowing funds. To help offset these negative impacts, we have implemented cost saving measures including rightsizing our manufacturing footprint and reducing operational and administrative headcount; however, such measures may not fully offset the impact of lower sales demand and cost increases, which would negatively impact our gross margins and overall financial results. Management will continue to seek ways to lessen the impact these pressures may have on our margins and overall financial results by executing on our plan to reduce our manufacturing overhead and to locate alternative and less expensive sources of component parts and materials.

Manufacturing Footprint

We have been evaluating our global manufacturing footprint based upon our long-term factory planning strategy to (1) de-risk our reliance on a PRC-based supply chain and (2) reduce our manufacturing capacity due to decreased demand and a change in mix of our products. As part of this evaluation, we (1) opened a new factory in Vietnam which commenced operations in June 2023, (2) stopped production activities of our southwestern PRC factory in the third quarter 2023 and completed its shutdown in the first quarter 2024, (3) stopped production activities and shutdown operations of our smaller eastern PRC factory during the fourth quarter 2024, and (4) downsized and streamlined our Mexico operations throughout 2024. As a result of these decisions, we recorded severance and other restructuring expenses of $3.6 million and $4.0 million during the years ended December 31, 2024 and December 31, 2023, respectively. Additionally, we recorded impairment charges of $7.7 million during the year ended December 31, 2023. We will continue to evaluate our global factory footprint to identify ways to operate more efficiently and decisions may result in charges that could have a material effect on the consolidated the financial statements.

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

Revenue recognition

Revenue is recognized when control of a good or service is transferred to a customer. Our performance obligations are satisfied over time or at a point in time, depending on the nature of the product. Revenue is recognized over time when performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Custom products are those products for which we are unable to redirect the asset to another customer in the foreseeable future without significant rework. There is significant judgment exercised by management in identifying and evaluating whether new contracts and/or products meet the criteria for over time or point in time revenue recognition. Significant judgments include the evaluation of legal terms and rights within each jurisdiction that we operate, specifically as it relates to our entitlement to gross margin at termination, and the evaluation of whether it is possible, contractually or economically, to repurpose or redirect products.

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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	71.1	76.8
Gross profit	28.9	23.2
Research and development expenses	7.5	7.4
Selling, general and administrative expenses	23.3	23.4
Factory restructuring charges	0.9	1.0
Legal judgment	1.1	—
Goodwill impairment	—	11.7
Operating income (loss)	(3.9)	(20.3)
Interest income (expense), net	(0.8)	(1.0)
Other income (expense), net	0.0	(0.6)
Income (loss) before provision for income taxes	(4.7)	(21.9)
Provision for income taxes	1.4	1.4
Net income (loss)	(6.1)%	(23.3)%

Year Ended December 31, 2024 ("2024") Compared to Year Ended December 31, 2023 ("2023")

Net sales. Net sales for 2024 were $394.9 million, a decrease of 6.1% compared to $420.5 million in 2023. We have experienced lower customer demand in both our home entertainment and climate control channels. Our home entertainment channel continues to be adversely affected by cord cutting, while our climate control channel is experiencing a decrease in demand in Europe, which we believe is a result of recent reductions in governmental subsidies for heat pump technology.

Gross profit. Gross profit in 2024 was $114.0 million compared to $97.6 million in 2023. Gross profit as a percent of sales increased to 28.9% in 2024 compared to 23.2% in 2023. The execution of our factory footprint optimization plan has resulted in a significant reduction of excess manufacturing capacity, yielding a gross margin rate improvement of approximately 370 basis points. During the year ended December 31, 2023, we took a charge of $7.7 million for the impairment of fixed assets related to the execution of our factory footprint optimization plan, which negatively impacted the gross profit rate for that period by 180 basis points. In addition, a stronger U.S. dollar in 2024 compared to 2023 resulted in a 70 basis point improvement in our gross margin rate. Partially offsetting these improvements was an unfavorable product mix, which resulted in a 50 basis point decline in our gross margin rate.

Research and development ("R&D") expenses. R&D expenses decreased 5.0% to $29.7 million in 2024 from $31.3 million in 2023. The decrease in R&D expenses is primarily due to reduced third-party product development costs and a reduction in headcount.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 6.8% to $91.8 million in 2024 from $98.5 million in 2023, due to a decrease in compensation expenses associated with a reduction in headcount and a decrease in outside legal expenses related to a specific legal matter.

Factory restructuring charges. During the year ended December 31, 2024, we recorded $3.6 million in expense, including severance and moving costs associated with the downsizing of our factory in Mexico and the closures of our southern and eastern PRC factories. During the year ended December 31, 2023, we recorded $4.0 million in expense, including severance and other closure related activities pertaining to our southern PRC factory, and moving costs associated with the transfer of equipment from our Mexico factory to our new facility in Vietnam.

Legal judgment. During the year ended December 31, 2024, we recorded $4.2 million in expense, relating to an adverse judgment against one of our subsidiaries located in the PRC. We have appealed this ruling and expect a decision on our appeal in early to mid-April 2025.

Goodwill impairment. During the year ended December 31, 2023, we recorded a non-cash goodwill impairment charge of $49.1 million due to our market capitalization being significantly less than the carrying value of our equity.

Interest income (expense), net. Net interest expense decreased to $3.4 million in 2024 from $4.3 million in 2023, primarily as a result of a lower average loan balance.

Other income (expense), net. Other income, net was $0.1 million in 2024, compared to other expense, net of $2.6 million in 2023. The improvement was primarily due to a reduction in net foreign currency losses.

Provision for income taxes. Income tax expense was $5.4 million in 2024 compared to $6.0 million in 2023. Our effective tax rate in 2024 and 2023, (29.2)% and (6.5)%, respectively, differs from the U.S. statutory rate of 21% primarily as a result of our jurisdictional mix of pre-tax income/loss, as well as losses incurred in the U.S. which are not benefited due to a valuation allowance.

Liquidity and Capital Resources

Sources of Cash

Historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have typically been sufficient to support our business operations, capital expenditures and discretionary share repurchases. When needed, we have utilized our revolving lines of credit to fund operations, share repurchases and acquisitions. We anticipate that we will continue to utilize both cash flows from operations and our revolving lines of credit to support ongoing business operations, capital expenditures, discretionary share repurchases and potential acquisitions. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays for at least the next twelve months and for the foreseeable future thereafter; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving lines of credit or take on additional debt until we are able to transfer cash among our various entities.

Our liquidity is subject to various risks including the market risks identified in "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

	December 31,
	2024	2023
Cash and cash equivalents	$26,783	$42,751
Available borrowing resources	32,300	70,000

Cash and cash equivalents – At December 31, 2024, we had $2.0 million, $10.1 million, $2.3 million, $7.1 million and $5.3 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("U.S. Credit Line") that expires on April 30, 2026. The U.S. Credit Line has a maximum availability up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At December 31, 2024, the U.S. Credit Line total availability was $58.3 million based upon the AR Ratio. At February 18, 2025, the U.S. Credit Line total availability was $60.5 million based upon the AR Ratio.

The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2024. At December 31, 2024, we had an outstanding balance of $26.0 million on our U.S. Credit Line and $32.3 million of availability.

Our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), has a Line of Credit Agreement ("Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line" and, together with the U.S. Credit Line, "Credit Lines") through July 24, 2025. We expect to renew the Line of Credit Agreement with the Bank of China prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line has a maximum availability up to RMB 80.0 million (approximately $11.0 million), subject to meeting certain financial conditions.

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2024. At December 31, 2024, we had an outstanding balance of RMB 80.0 million (approximately $11.0 million) on our China Credit Line and no remaining availability.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 9" for further information regarding our Credit Lines.

Uses of Cash

Our cash flows were as follows:

(In thousands)	Year Ended December 31, 2024	Increase (Decrease)	Year Ended December 31, 2023
Cash provided by (used for) operating activities	$14,822	$(10,368)	$25,190
Cash provided by (used for) investing activities	(8,428)	5,449	(13,877)
Cash provided by (used for) financing activities	(19,764)	15,015	(34,779)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,598)	(2,075)	(523)
Net increase (decrease) in cash and cash equivalents	$(15,968)	$8,021	$(23,989)

	December 31, 2024	Increase (Decrease)	December 31, 2023
Cash and cash equivalents	$26,783	$(15,968)	$42,751
Working capital	84,203	(13,500)	97,703

Net cash provided by operating activities was $14.8 million during 2024 compared to $25.2 million during 2023. Net loss was $24.2 million for the year ended December 31, 2024 compared to $98.2 million for the year ended December 31, 2023, which includes the impairments of goodwill of $49.1 million and long-lived assets of $8.0 million. Depreciation and amortization was $18.1 million for the year ended December 31, 2024 compared to $22.9 million during the year ended December 31, 2023, due to decreased purchases of property, plant and equipment over recent years. Inventories decreased by $6.2 million during the year ended December 31, 2024 compared to a decrease of $51.5 million during the year ended December 31, 2023. The significant decrease in inventories during the year ended December 31, 2023 is primarily the result of cord cutting, as there was less demand for our video service products. In addition, lead times for components and raw materials have normalized, enabling more efficient production planning. Our inventory turns increased to 3.0 turns at December 31, 2024 compared to 2.8 turns at December 31, 2023. Changes in accounts receivables and contract assets resulted in cash outflows of $12.2 million during the year ended December 31, 2024 compared to cash inflows of $5.0 million during the year ended December 31, 2023, largely as a result of an increase in and timing of sales in the fourth quarter of 2024 compared to the fourth quarter of 2023 offset partially by a decrease in days sales outstanding. Days sales outstanding were 81 days at December 31, 2024 compared to 94 days at December 31, 2023. Changes in accounts payable and accrued liabilities resulted in cash inflows of $15.7 million during the year ended December 31, 2024 due primarily to the timing of payments in the fourth quarter. Changes in accounts payable and accrued liabilities resulted in cash outflows of $21.4 million during the year ended December 31, 2023 due primarily to a decrease in inventory purchases as a result of lower demand. Changes in accrued income taxes resulted in cash inflows of $1.3 million during the year ended December 31, 2024 compared to cash outflows of $3.5 million during the year ended December 31, 2023.

Net cash used for investing activities during 2024 was $8.4 million, of which $4.5 million and $3.9 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during 2023 was $13.9 million, of which $8.1 million and $5.8 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents. We estimate that we will incur between $9.0 million and $11.0 million during 2025.

Net cash used for financing activities was $19.8 million during 2024 compared to $34.8 million during 2023. The primary financing activities in 2024 and 2023 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $17.8 million in 2024 and $33.0 million in 2023. During 2024, we purchased 206,598 shares of our common stock at a cost of $2.0 million compared to 164,540 shares at a cost of $1.8 million during 2023.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$36,960	$10,960	$26,000	$—	$—
Inventory purchases	9,292	9,292	—	—	—
Operating lease obligations	15,242	4,642	6,819	1,951	1,830
Property, plant, and equipment purchases	927	927	—	—	—
Software license	7,282	1,183	2,251	2,566	1,282
Total material cash commitments	$69,703	$27,004	$35,070	$4,517	$3,112

We anticipate meeting our material cash commitments with our cash generated from operations and available borrowing on our Credit Lines.

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Lines for working capital and other liquidity needs. Under the Second Amended Credit Agreement with U.S. Bank, we may elect to pay interest on outstanding borrowings on our U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin as defined in the Second Amended Credit Agreement. Under our Line of Credit Agreement with the Bank of China, we may elect to pay interest on outstanding borrowings on our China Credit Line based on the one-year rate from the National Interbank Funding Center, less a 0.1% margin. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximate $0.3 million annual impact on net income based on our outstanding Credit Lines balance at December 31, 2024.

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

Foreign Currency Exchange Rate Risk

At December 31, 2024, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our PRC-based factory where the majority of our products originate. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Chinese Yuan Renminbi, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at December 31, 2024, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from December 31, 2024, net income in the first quarter of 2025 would fluctuate by approximately $4.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 11, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue recognition - Determination of over time versus point in time revenue recognition

As described further in Note 2 and Note 4 to the consolidated financial statements, product revenue is generated through manufacturing and delivering home entertainment control products, climate control solutions, wireless sensor and smart home control products and and audio-video accessories. The Company recognizes revenue over time when performance creates an asset with no alternative use (custom products) and when the Company has an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met. For each new product and/or contract, management performs an analysis to determine whether the asset created is a product with no alternative use and whether the terms and conditions of the contract indicate the Company has an enforceable right to payment for performance completed to date, including a reasonable margin. We identified the determination of over time versus point in time revenue recognition as a critical audit matter.

The principal considerations for our determination that over time versus point in time revenue recognition is a critical audit matter is the significant judgment exercised by management in identifying and evaluating whether new products and/or contracts meet the criteria for over time or point in time revenue recognition. Significant judgments include the evaluation of whether it is possible, contractually or economically, to repurpose or redirect products for an alternative use, as well as the evaluation of contractual legal terms and rights within each jurisdiction in which the Company operates.

Our audit procedures related to the over time versus point in time revenue recognition included the following, among others:

•We tested the design and operating effectiveness of key controls associated with the Company's classification of new products, including those associated with the determination and classification of a product as having no alternative use.
•We tested the design and operating effectiveness of key controls over the Company's new and amended contract review process, specifically those related to the identification and evaluation of terms and conditions associated with an enforceable right to payment, including a reasonable margin.
•For a selection of products from the Company's active products listing, we performed testing to determine whether products identified as having no alternative use are restricted, either contractually or economically, to be repurposed or redirected. This includes evaluating management judgments regarding the economic feasibility of repurposing a finished product and evidence to support that the final product has no alternative use.
•For a selection of products, we traced the products into the Company's listing of active products and determined whether that product was appropriately classified as having no alternative use or not. For transactions selected with no alternative use, we also obtained and read the contract to determine whether the contract terms specifically identified an enforceable right to payment, including a reasonable margin, for performance completed to date. The two parts to this test serve to determine whether the revenue was appropriately recorded over time or at a point in time.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.

Phoenix, Arizona
March 11, 2025

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$26,783	$42,751
Accounts receivable, net	114,182	112,596
Contract assets	10,346	4,240
Inventories	79,355	88,273
Prepaid expenses and other current assets	9,478	7,325
Income tax receivable	2,350	3,666
Total current assets	242,494	258,851
Property, plant and equipment, net	34,207	44,619
Intangible assets, net	24,038	25,349
Operating lease right-of-use assets	14,322	18,693
Deferred income taxes	6,425	6,787
Other assets	1,868	1,573
Total assets	$323,354	$355,872
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,031	$57,033
Lines of credit	36,960	55,000
Accrued compensation	20,927	20,305
Accrued sales discounts, rebates and royalties	5,204	5,796
Accrued income taxes	2,161	1,833
Other accrued liabilities	21,008	21,181
Total current liabilities	158,291	161,148
Long-term liabilities:
Operating lease obligations	9,232	12,560
Deferred income taxes	1,931	1,992
Income tax payable	72	435
Other long-term liabilities	723	817
Total liabilities	170,249	176,952
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,712,940 and 25,346,383 shares issued on December 31, 2024 and 2023, respectively	257	253
Paid-in capital	344,697	336,938
Treasury stock, at cost, 12,666,443 and 12,459,845 shares on December 31, 2024 and 2023, respectively	(371,930)	(369,973)
Accumulated other comprehensive income (loss)	(28,350)	(20,758)
Retained earnings	208,431	232,460
Total stockholders' equity	153,105	178,920
Total liabilities and stockholders' equity	$323,354	$355,872

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$394,879	$420,457	$542,751
Cost of sales	280,885	322,897	390,459
Gross profit	113,994	97,560	152,292
Research and development expenses	29,723	31,281	32,452
Selling, general and administrative expenses	91,811	98,490	105,292
Factory restructuring charges (Note 13)	3,585	4,015	—
Legal judgment (Note 13)	4,172	—	—
Goodwill impairment (Note 7)	—	49,075	—
Operating income (loss)	(15,297)	(85,301)	14,548
Interest income (expense), net	(3,361)	(4,332)	(2,200)
Other income (expense), net	60	(2,621)	(955)
Income (loss) before provision for income taxes	(18,598)	(92,254)	11,393
Provision for income taxes	5,431	5,984	10,986
Net income (loss)	$(24,029)	$(98,238)	$407

Earnings (loss) per share:
Basic	$(1.85)	$(7.64)	$0.03
Diluted	$(1.85)	$(7.64)	$0.03
Shares used in computing earnings (loss) per share:
Basic	12,959	12,855	12,703
Diluted	12,959	12,855	12,779

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(24,029)	$(98,238)	$407
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,592)	429	(7,663)
Comprehensive income (loss)	$(31,621)	$(97,809)	$(7,256)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,679	$247	(11,861)	$(355,159)	$314,094	$(13,524)	$330,291	$275,949
Net income							407	407
Currency translation adjustment						(7,663)		(7,663)
Shares issued for employee benefit plan and compensation	212	2			1,197			1,199
Purchase of treasury shares			(434)	(13,035)				(13,035)
Stock options exercised	80	1			1,535			1,536
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					10,013			10,013
Balance at December 31, 2022	25,000	250	(12,295)	(368,194)	326,839	(21,187)	330,698	268,406
Net loss							(98,238)	(98,238)
Currency translation adjustment						429		429
Shares issued for employee benefit plan and compensation	317	3			1,290			1,293
Purchase of treasury shares			(165)	(1,779)				(1,779)
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					8,809			8,809
Balance at December 31, 2023	25,346	253	(12,460)	(369,973)	336,938	(20,758)	232,460	178,920
Net loss							(24,029)	(24,029)
Currency translation adjustment						(7,592)		(7,592)
Shares issued for employee benefit plan and compensation	338	4			1,059			1,063
Purchase of treasury shares			(206)	(1,957)				(1,957)
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					6,700			6,700
Balance at December 31, 2024	25,713	$257	(12,666)	$(371,930)	$344,697	$(28,350)	$208,431	$153,105

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(24,029)	$(98,238)	$407
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	18,058	22,927	24,033
Provision for credit losses	1,081	70	(182)
Deferred income taxes	(256)	(1,149)	1,377
Shares issued for employee benefit plan	1,063	1,293	1,199
Employee and director stock-based compensation	6,700	8,809	10,013
Impairment of goodwill	—	49,075	—
Impairment of long-lived assets	333	7,963	2,888
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(12,174)	5,040	12,765
Inventories	6,239	51,458	(9,913)
Prepaid expenses and other assets	764	2,860	(917)
Accounts payable and accrued liabilities	15,733	(21,379)	(28,670)
Accrued income taxes	1,310	(3,539)	(2,074)
Net cash provided by (used for) operating activities	14,822	25,190	10,926
Cash flows from investing activities:
Purchase of term deposit	—	—	(7,487)
Redemption of term deposit	—	—	7,803
Acquisition of the net assets of Qterics, Inc.	—	—	(939)
Acquisitions of property, plant and equipment	(4,572)	(8,116)	(14,006)
Acquisitions of intangible assets	(3,856)	(5,761)	(6,579)
Net cash provided by (used for) investing activities	(8,428)	(13,877)	(21,208)
Cash flows from financing activities:
Borrowings under lines of credit	102,193	78,000	133,000
Repayments on lines of credit	(120,000)	(111,000)	(101,000)
Proceeds from stock options exercised	—	—	1,536
Treasury stock purchased	(1,957)	(1,779)	(13,035)
Net cash provided by (used for) financing activities	(19,764)	(34,779)	20,501
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,598)	(523)	(4,292)
Net increase (decrease) in cash and cash equivalents	(15,968)	(23,989)	5,927
Cash and cash equivalents at beginning of period	42,751	66,740	60,813
Cash and cash equivalents at end of period	$26,783	$42,751	$66,740

Supplemental cash flow information:
Income taxes paid	$3,481	$13,176	$10,922
Interest paid	$4,738	$7,015	$2,214

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Note 1 — Description of Business

Universal Electronics Inc. ("UEI"), based in Scottsdale, Arizona, is a global leader in universal wireless control solutions for the home. We design, develop, manufacture, ship and support home entertainment control products, technology and software solutions, climate control solutions, wireless sensor and smart home control products and audio-video ("AV") accessories that are used by the world's leading brands in the home entertainment, climate control, consumer electronics, security, home automation and home appliance markets. In addition, over the past 38 years, we have developed a broad portfolio of patented technologies and cloud-based connectivity and control software solutions that we license to our customers, including many leading Fortune 500 companies.

Distribution methods for our control solutions vary depending on the sales channel. We distribute remote control devices, connected thermostats, integrated circuits ("ICs"), smart home automation and security sensors and AV accessories directly to video and security service providers and original equipment manufacturers ("OEMs"), both domestically and internationally. We distribute connected and smart thermostats and home security sensors to pro-security installers and hospitality system integrators in the United States and Europe through a network of national and regional distributors and dealers. Additionally, we sell our wireless control devices and AV accessories under the One For All®, Ecolink® and private label brand names to retailers in key markets, such as in the United States, United Kingdom, Germany, France and Spain. We utilize third-party distributors for the retail channel in countries where we do not have subsidiaries.

As used herein, the terms "we", "us" and "our" refer to Universal Electronics Inc. and its subsidiaries unless the context indicates the contrary.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for credit losses, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, business combinations, income taxes and related valuation allowances and stock-based compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.

Revenue Recognition

Revenue is recognized when control of a good or service is transferred to a customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service. Revenues are generated from manufacturing, shipping and supporting home entertainment products, climate control solutions, wireless sensor and smart home control products and AV accessories that are used in the home entertainment, climate

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
control, consumer electronics, security, home automation and home appliance markets, which are sold through multiple channels, and licensing intellectual property that is embedded in these products or licensed to others for use in their products. We also generate revenues from a cloud-based software solution enabling software updates, digital rights management provisioning and remote technical support to consumer electronics customers.

    Revenue - Product revenue is generated through manufacturing, shipping and supporting our products, as described above. Our performance obligations are satisfied over time or at a point in time, depending on the nature of the product. Our contracts have an anticipated duration of less than a year and consideration may be variable based on indeterminate volumes.

Revenue is recognized over time when our performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Custom products are those products for which we are unable to redirect the asset to another customer in the foreseeable future without significant rework or due to contract restrictions. The method for measuring progress towards satisfying a performance obligation for a custom product is based on the costs incurred to date (input method). We believe that the costs associated with production are most closely aligned with the revenue associated with those products.

We recognize revenue at a point in time if the criteria for recognizing revenue over time are not met, the title of the goods has transferred (based upon the terms of the contract, which can be upon shipment or delivery) and we have a present right to payment.

While unit prices are generally fixed, we have variable consideration for certain of our customers, typically in the form of discounts and rebates based on product volumes and indeterminate volumes themselves. We utilize the most likely amount to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts which, for us, is typically based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. We have concluded that our estimates of variable consideration are not constrained according to the definition within the accounting standard. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Such discounts were $12.3 million, $10.5 million and $12.2 million at December 31, 2024, 2023 and 2022, respectively.

We allow product returns of certain products sold to business-to-consumer customers based upon contract terms. A provision is recorded for estimated sales returns and allowances and is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net sales in the period in which we make such a determination.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

    Other sales-related matters - Trade receivables are recorded at the invoiced amount and do not bear interest. Payment terms typically range from 30 to 120 days, are typically on open credit terms consistent with industry practice and do not have significant financing components.

We provide our customers an assurance-type warranty, generally for periods of 12 to 36 months. Assurance-type warranties are not considered a performance obligation. A provision is recorded for estimated product warranty claim costs and is included in cost of sales. Estimates are based on analysis of product warranty claims and other known factors. Actual product warranty claim costs are inherently uncertain and thus may differ from our estimates. If actual product warranty claims costs are greater or lower than the reserves that we have established, we will record an increase or reduction to cost of sales in the period in which we make such determination.

We present all non-income government-assessed taxes (sales, use and value added taxes) collected from our customers and remitted to governmental agencies on a net basis (excluded from revenue) in our financial statements. The government-assessed taxes are recorded in our consolidated balance sheets until they are remitted to the government agency.

See Notes 4 and 13 for further information concerning revenue, contract assets, contract liabilities and other sales-related matters.

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

Research and Development

Research and development ("R&D") costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight or amounts reimbursable by customers are recorded in cost of sales. All other shipping and handling activities performed prior to or after the customer obtains control of a good are treated as part of fulfilling the promise of transferring the good to the customer and are including in selling, general and administrative ("SG&A") expenses. These costs recorded in SG&A expenses totaled $8.6 million, $8.3 million and $10.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock-Based Compensation

We recognize the grant date fair value of stock-based compensation awards as expense in proportion to vesting during the derived service period, which ranges from one to three years. Forfeitures of stock-based awards are accounted for as they occur. Upon the vesting of restricted stock awards, the vesting of performance stock awards or exercise of stock options, newly issued shares of our common stock are issued. Our stock-based compensation awards are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information.

We determine the fair value of restricted stock awards with a service condition utilizing the average of the high and low trading prices of our common shares on the date they were granted.

The fair value of performance stock awards with a service and market condition is determined utilizing a Monte Carlo simulation model as of the grant date. The assumptions utilized in a Monte Carlo simulation model include the risk-free interest rate, expected volatility, term of the award and dividend yield. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.

The fair value of stock options awards is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, expected life in years and dividend yield. The risk-free interest rate over the expected term is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the stock option. Expected life is computed utilizing historical exercise patterns and post-vesting behavior. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future. See Note 15 for further information regarding stock-based compensation.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other income (expense), net. See Note 16 for further information concerning transaction gains and losses.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, including the dilutive effect of restricted stock, performance stock, stock options and common stock warrants, outstanding during the period. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method; however, dilutive potential common shares are excluded where their inclusion would be anti-dilutive. See Note 17 for further information concerning our earnings (loss) per share.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, term deposit, accounts receivable, accounts payable, accrued liabilities, debt and derivatives. The carrying value of our financial instruments, excluding derivatives, approximates fair value as a result of their short maturities. Our derivatives are carried at fair value. See Notes 3, 4, 9, 11, 12 and 18 for further information concerning our financial instruments.

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

Inventories

Inventories consist of remote controls, thermostats, wireless sensors and AV accessories, as well as the related component parts and raw materials. Inventoriable costs include materials, labor, freight-in and manufacturing overhead related to the purchase and production of inventories. We value our inventories at the lower of cost or net realizable value. Cost is determined using the

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
first-in, first-out method. We attempt to carry inventories in amounts necessary to satisfy our customer requirements on a timely basis. See Note 5 for further information concerning our inventories and suppliers.

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

Estimated useful lives are as follows:

Buildings	25 years
Tooling and equipment	2-8 years
Computer equipment	3-5 years
Software	3-7 years
Furniture and fixtures	2-5 years
Leasehold and building improvements	Lesser of lease term or useful life (approximately 2-8 years)

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Intangible Assets

Intangible assets consist of capitalized software development costs, customer relationships, developed and core technologies, patents and trademarks and trade names. Capitalized amounts related to patents represent external legal costs for the application, maintenance and extension of the useful life of patents. Intangible assets are amortized using the straight-line method over their estimated period of benefit.

Estimated useful lives are as follows:

Capitalized software development	2 years
Customer relationships	6-10 years
Developed and core technology	6-14 years
Patents	10 years
Trademarks and trade names	6-8 years

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

The derivatives we enter into have not qualified for hedge accounting. The gains and losses on both the derivatives and the foreign currency-denominated balances are recorded as foreign exchange transaction gains or losses and are classified in other income (expense), net. The gains and losses on the derivatives are reflected in cash provided by (used for) operating activities in our consolidated statements of cash flows. Derivatives are recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. See Note 18 for further information concerning derivatives.

Fair-Value Measurements

We measure fair value using the framework established by the Financial Accounting Standards Board ("FASB") in ASC Topic 820 for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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
DECEMBER 31, 2024
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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting – Improvements to Reportable Segments Disclosures." The guidance enhances disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. All disclosure requirements are also required for companies with a single reportable segment. We adopted this guidance in the fourth quarter of 2024, using the retrospective transition method. This guidance impacts our disclosures only, with no impact to our consolidated balance sheets, statements of operations or cash flows.

Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03 "Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses." This guidance requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the consolidated statements of operations. This guidance is effective for annual periods beginning in 2027 and interim periods beginning in 2028, with early adoption permitted. This guidance requires a public company to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this guidance on our disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes – Improvements to Tax Disclosures." The guidance expands income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance requires that all entities disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024, and therefore will be effective beginning with our financial statements issued for the year ending December 31, 2025. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and disclosures.

We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Note 3 — Cash, Cash Equivalents and Term Deposit

Cash and cash equivalents were held in the following geographic regions:

	December 31,
(In thousands)	2024	2023
North America	$1,986	$8,460
People's Republic of China ("PRC")	10,117	11,102
Asia (excluding the PRC)	2,343	2,427
Europe	7,035	8,145
South America	5,302	12,617
Total cash and cash equivalents	$26,783	$42,751

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

On January 25, 2022, we entered into a one-year term deposit cash account with Banco Santander (Brasil) S.A., denominated in Brazilian Real. The term deposit earned interest at a variable annual rate based upon the Brazilian CDI overnight interbank rate. As of December 31, 2022, all of this term deposit was redeemed.

Note 4 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Goods and services transferred at a point in time	$321,410	$324,433	$450,227
Goods and services transferred over time	73,469	96,024	92,524
Net sales	$394,879	$420,457	$542,751

Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
United States	$106,718	$129,528	$167,501
Asia (excluding the PRC)	78,225	85,347	127,702
Europe	90,622	90,221	103,993
Latin America	34,433	28,870	28,363
PRC	60,338	63,334	85,215
Other	24,543	23,157	29,977
Total net sales	$394,879	$420,457	$542,751

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Accounts Receivable, Net

Accounts receivable, net were as follows:

	December 31,
(In thousands)	2024	2023
Trade receivables, gross	$93,773	$106,182
Allowance for credit losses	(1,863)	(815)
Allowance for sales returns	(383)	(532)
Trade receivables, net	91,527	104,835
Other (1)	22,655	7,761
Accounts receivable, net (2)	$114,182	$112,596
(1)     Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)     Accounts receivable, net at December 31, 2022 was $112.3 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$815	$957	$1,285
Additions (reductions) to costs and expenses	1,081	70	(182)
Write-offs/Foreign exchange effects	(33)	(212)	(146)
Balance at end of period	$1,863	$815	$957

Contract Assets

Contract assets were $10.3 million, $4.2 million, and $8.0 million at December 31, 2024, 2023 and 2022, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

Contract Liabilities

We have current and non-current contract liability balances primarily consist of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Year Ended December 31,
	2024	2023
Balance at beginning of period	$3,501	$1,931
Payments received	5,524	6,080
Revenue recognized	(5,736)	(4,529)
Foreign exchange effects	(53)	19
Balance at end of period	$3,236	$3,501

Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Year Ended December 31,
	2024		2023		2022
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$52,421	13.3%	$58,843	14.0%	$78,413	14.4%
Comcast Corporation	(1)	(1)	(1)	(1)	$75,917	14.0%
(1)     Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

There were no significant customers that totaled more than 10% of our accounts receivable at December 31, 2024 or December 31, 2023.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Note 5 — Inventories

Inventories were as follows:

	December 31,
(In thousands)	2024	2023
Raw materials	$21,245	$32,794
Components	10,820	11,061
Work in process	1,896	3,827
Finished goods	45,394	40,591
Inventories	$79,355	$88,273

Significant Supplier

We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled 10% of our total inventory purchases:

	Year Ended December 31,
	2024		2023		2022
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	(1)	(1)	(1)	(1)	$33,293	11.5%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
There were no trade payable balances from suppliers that totaled more than 10% of our total accounts payable at December 31, 2024 and December 31, 2023.

Note 6 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net ("PP&E") were as follows:

	December 31,
(In thousands)	2024	2023
Buildings	$17,273	$17,806
Computer equipment	9,159	9,679
Furniture and fixtures	2,501	3,598
Leasehold and building improvements	29,404	33,049
Machinery and equipment	75,637	82,302
Software	25,411	28,074
Tooling	30,314	30,724
	189,699	205,232
Accumulated depreciation	(156,804)	(163,301)
	32,895	41,931
Construction in progress	1,312	2,688
Total property, plant, and equipment, net	$34,207	$44,619

Depreciation expense was $12.9 million, $18.0 million and $19.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
During the three months ended September 30, 2023, as part of our manufacturing footprint optimization efforts, we made the decision to close our southwestern PRC factory and manufacturing operations were stopped in September 2023. We also downsized and streamlined the Mexico operations by moving to a smaller, more efficient facility. As a result of these decisions, we recorded impairment charges of $7.7 million, of which $7.6 million and $0.1 million was recorded in cost of sales and SG&A expenses, respectively. In addition, during the year ended December 31, 2023, we recorded an additional $0.2 million of impairment charges, recorded in cost of sales, relating to the underutilization of property, plant and equipment in our other PRC-based factories. During the year ended December 31, 2022, we incurred $2.9 million in impairment charges, recorded in cost of sales, relating to the underutilization of certain property, plant and equipment in our Mexico factory.

Construction in progress was as follows:

	December 31,
(In thousands)	2024	2023
Leasehold and building improvements	$102	$623
Machinery and equipment	483	738
Software	60	11
Tooling	638	1,197
Other	29	119
Total construction in progress	$1,312	$2,688

We expect that most of the assets under construction will be placed into service during the first six months of 2025. We will begin to depreciate the cost of these assets under construction once they are placed into service.

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease ROU assets, were as follows:

	December 31,
(In thousands)	2024	2023
United States	$9,683	$13,245
PRC	22,139	26,679
Vietnam	8,520	10,089
Mexico	5,164	9,227
All other countries	3,023	4,072
Total long-lived tangible assets	$48,529	$63,312

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance at December 31, 2022	$49,085
Goodwill impairment	(49,075)
Foreign exchange effects	(10)
Balance at December 31, 2023	$—

Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31,
	2024			2023
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Capitalized software development costs	$2,575	$(1,150)	$1,425	$2,161	$(421)	$1,740
Customer relationships	6,340	(4,526)	1,814	6,340	(3,803)	2,537
Developed and core technology	740	(398)	342	4,220	(3,754)	466
Patents	34,758	(14,339)	20,419	33,195	(12,686)	20,509
Trademarks and trade names	450	(412)	38	450	(353)	97
Total intangible assets, net	$44,863	$(20,825)	$24,038	$46,366	$(21,017)	$25,349
(1)This table excludes the gross value of fully amortized intangible assets totaling $49.3 million and $45.0 million on December 31, 2024 and 2023, respectively.

Amortization expense is recorded in SG&A expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of sales	$729	$443	$49
Selling, general and administrative expenses	4,438	4,440	3,969
Total amortization expense	$5,167	$4,883	$4,018

Estimated future annual amortization expense related to our intangible assets at December 31, 2024 is as follows:

(In thousands)
2025	$5,048
2026	4,563
2027	3,490
2028	2,956
2029	2,645
Thereafter	5,336
Total	$24,038

The remaining weighted average amortization period of our intangible assets at December 31, 2024 is 6.3 years.

Note 8 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At December 31, 2024, our operating leases had remaining lease terms of up to 36 years, including any reasonably probable extensions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	December 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$14,322	$18,693
Liabilities:
Other accrued liabilities	$3,553	$4,813
Long-term operating lease obligations	9,232	12,560
Total lease liabilities	$12,785	$17,373

We entered into lease amendments for our southwestern PRC and Mexico factories during the year ended December 31, 2023 as a part of our manufacturing footprint optimization efforts. As a result of these modifications, our operating lease right-of-use assets decreased by $1.2 million and our total lease liabilities decreased by $1.3 million.

Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of sales	$2,390	$3,012	$2,822
Selling, general and administrative expenses	5,017	4,378	4,474
Total operating lease expense	$7,407	$7,390	$7,296

Operating lease expenses from variable and short-term lease costs	$1,146	$1,033	$632
Operating cash outflows from operating leases	$8,152	$7,736	$7,427
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,249	$4,360	$8,756

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	Year Ended December 31,
	2024	2023
Weighted average lease liability term (in years)	4.6	4.9
Weighted average discount rate	5.45%	5.04%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at December 31, 2024. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)
2025	$4,100
2026	3,744
2027	2,999
2028	1,349
2029	594
Thereafter	1,829
Total lease payments	14,615
Less: imputed interest	(1,830)
Total lease liabilities	$12,785

At December 31, 2024, we did not have any operating leases that had not yet commenced.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Prepaid Land Lease

We operate one factory within the PRC on which the land is leased from the government as of December 31, 2024. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.

The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this operating lease ROU asset was $2.1 million at December 31, 2024, and is being amortized on a straight-line basis over the remaining term of approximately 34 years. The buildings located on this land had a net book value of $11.2 million at December 31, 2024 and are being depreciated over a remaining weighted average period of approximately 15 years.

Note 9 — Lines of Credit

U.S. Line of Credit

On December 16, 2024, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a revolving line of credit ("U.S. Credit Line") through April 30, 2026. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At December 31, 2024, the U.S. Credit Line availability was $58.3 million based upon the AR Ratio. At February 18, 2025, the U.S. Credit Line total availability was $60.5 million based upon the AR Ratio.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2024.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, up through March 13, 2024, we may elect to pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin (varying from 2.00% to 2.75%), or base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement) plus an applicable margin (varying from —% to 0.75%). Subsequent to March 13, 2024, we pay interest on the U.S. Credit Line based on SOFR plus a 3.00% margin. Additionally, subsequent to March 13, 2024, the Second Amended Credit Agreement also contains a facility fee of 0.25%. The interest rates in effect at December 31, 2024 and 2023 were 7.31% and 8.06%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. From January 1, 2024 to September 30, 2024, our covenants were based upon EBITDA and a minimum accounts receivable coverage ratio. From October 1, 2024 to December 31, 2024, our covenants were based upon a minimum fixed charge coverage ratio. Subsequent to December 31, 2024, our covenants will be based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Second Amended Credit Agreement at and during the years ended December 31, 2024 and 2023.

At December 31, 2024, we had $26.0 million outstanding under the U.S. Credit Line. At December 31, 2024, our remaining availability under the U.S. Credit Line was $32.3 million. Our total interest expense on borrowings under the U.S. Credit Line was $4.2 million, $6.0 million and $3.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. Our total facility fee expense under the U.S. Credit Line was $0.2 million during the year ended December 31, 2024.

China Line of Credit

On August 29, 2024, our subsidiary Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), executed a Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line")

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
through July 24, 2025. We expect to renew our Line of Credit Agreement with the Bank of China prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line may be used for working capital purposes.

The China Credit Line has a maximum availability up to RMB 80.0 million (approximately $11.0 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2024.

All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rate in effect at December 31, 2024 was 3.07%.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the year ended December 31, 2024.

At December 31, 2024, we had RMB 80.0 million (approximately $11.0 million) outstanding under the China Credit Line. At December 31, 2024, we had no remaining availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 0.5 million (approximately $0.1 million) during the year ended December 31, 2024.
Note 10 — Income Taxes

In 2024, 2023 and 2022, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Domestic operations	$(53,708)	$(95,876)	$(69,058)
Foreign operations	35,110	3,622	80,451
Total pre-tax income (loss)	$(18,598)	$(92,254)	$11,393

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current tax expense:
U.S. federal	$37	$23	$573
State and local	45	44	73
Foreign	5,068	7,193	8,523
Total current	5,150	7,260	9,169
Deferred tax (benefit) expense:
U.S. federal	269	(813)	230
State and local	—	(126)	36
Foreign	12	(337)	1,551
Total deferred	281	(1,276)	1,817
Total provision for income taxes	$5,431	$5,984	$10,986

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Net deferred tax assets were comprised of the following:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Accounts receivable	$464	$—
Accrued liabilities	4,820	3,958
Amortization of intangible assets	9,223	9,999
Capitalized inventory costs	3,553	3,369
Capitalized research and development costs	10,245	8,035
Depreciation	3,797	4,058
Income tax credits	20,375	19,615
Inventory reserves	2,371	2,154
Net operating losses	14,003	12,053
Operating lease obligations	2,865	4,112
Stock-based compensation	2,915	4,453
Total deferred tax assets	74,631	71,806
Deferred tax liabilities:
Accounts receivable	—	(20)
Right-of-use assets	(3,175)	(4,385)
Other	(1,333)	(2,920)
Total deferred tax liabilities	(4,508)	(7,325)
Net deferred tax assets before valuation allowance	70,123	64,481
Less: Valuation allowance	(65,629)	(59,686)
Net deferred tax assets	$4,494	$4,795

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations as a result of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Tax provision (benefit) at statutory U.S. rate	$(3,906)	$(19,373)	$2,392
Increase (decrease) in tax provision (benefit) resulting from:
Distribution of previously taxed foreign earnings and profits	—	(9,450)	(16,776)
Federal research and development credits	(816)	(1,043)	(715)
Foreign participation exemption	—	(12,571)	—
Foreign permanent benefit	(650)	(1,426)	(1,620)
Foreign tax rate differential	(295)	21,794	15,133
Foreign undistributed earnings, net of credits	6,231	7,198	6,486
Goodwill impairment	—	5,383	—
Non-deductible items	635	594	601
Non-territorial income	(2,088)	(945)	(2,323)
Provision to return	(350)	(19)	(435)
Sale of intangible asset	—	—	(3,385)
State and local taxes, net	(992)	(2,629)	(2,408)
Stock-based compensation	2,045	980	693
Tax rate change	(2,286)	1,648	(640)
Valuation allowance	5,943	15,090	12,058
Withholding tax	1,521	1,229	2,188
Other	439	(476)	(263)
Tax provision	$5,431	$5,984	$10,986

At December 31, 2024, we had U.S. federal and state Research and Development ("R&D") income tax credit carryforwards of approximately $6.0 million and $17.6 million, respectively. The federal R&D income tax credits begin expiring in 2039. The state R&D income tax credits do not have an expiration date.

At December 31, 2024, we had U.S. federal, state and local, and foreign net operating loss carryforwards of approximately $28.6 million, $91.0 million and $7.5 million, respectively. The U.S. federal net operating loss carryforwards do not have an expiration date. The state and local and foreign net operating loss carryforwards begin to expire in 2025 and 2027, respectively.

At December 31, 2024, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to cumulative operating losses for the three years ended December 31, 2024, we have recorded a valuation allowance against our U.S. federal and state deferred tax assets of $39.3 million and $23.8 million, respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. The valuation allowance increased by $6.0 million and $15.1 million during the years ended December 31, 2024 and 2023, respectively. The Company had an overall U.S. federal deferred tax liability as of December 31, 2024 for foreign withholding taxes that cannot be used as a source of income to offset deferred tax assets.

In general, under Section 382, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize pre-change net operating losses and tax credits to offset future taxable income. We do not believe that we have experienced such an ownership change and do not expect our net operating losses and tax credits to be subject to the limitations under Section 382.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Uncertain Tax Positions

At December 31, 2024 and 2023, we had gross unrecognized tax benefits of approximately $3.7 million and $3.4 million, respectively, including interest and penalties. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were immaterial for the year ended December 31, 2024, 2023 and 2022. Interest and penalties are included in the unrecognized tax benefits.

Changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Balance at beginning of period	$3,315	$3,150	$3,001
Additions as a result of tax positions taken during the current year	322	165	149
Balance at end of period	$3,637	$3,315	$3,150

Approximately $3.7 million, $3.3 million and $3.2 million of the total amount of unrecognized tax benefits at December 31, 2024, 2023 and 2022, respectively, would favorably effect the annual effective tax rate if not for the valuation allowance. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. We do not anticipate a decrease in unrecognized tax benefits within the next twelve months based on federal, state, and foreign statute expirations in various jurisdictions. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.

We file income tax returns in the U.S. and in various state and foreign jurisdictions. As of December 31, 2024, the open statutes of limitations for our significant tax jurisdictions are as follows: U.S. federal for 2021 through 2023, state and local for 2020 through 2023, and non-U.S. for 2018 through 2023.

Indefinite Reinvestment Assertion

Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential foreign withholding taxes on distributions. For the years ended December 31, 2024, 2023 and 2022, we recorded a deferred tax liability of $0.4 million, $0.4 million and $0.5 million, respectively, relating to state tax and foreign tax withholding liabilities on future distributions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Note 11 — Accrued Compensation

The components of accrued compensation were as follows:

	December 31,
(In thousands)	2024	2023
Accrued bonus	$2,386	$2,843
Accrued commission	1,545	602
Accrued salary/wages (1)	4,676	4,085
Accrued social insurance (2)(3)	6,718	7,082
Accrued vacation/holiday	3,036	3,252
Other accrued compensation	2,566	2,441
Total accrued compensation	$20,927	$20,305
(1)For the year ended December 31, 2024, accrued severance expenses of $0.8 million and $0.1 million related to our Mexico and Asia manufacturing footprint optimization efforts, respectively, are included in this amount. See Note 13 for further information related to our restructuring activities.
(2)Includes $0.1 million of accrued severance expenses at December 31, 2023, related to our Asia manufacturing footprint optimization efforts. See Note 13 for further information related to our restructuring activities.
(3)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2024 and 2023.
Note 12 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2024	2023
Contract liabilities	$2,521	$2,697
Duties	543	481
Expense associated with fulfilled performance obligations	678	1,092
Freight and handling fees	2,275	1,998
Interest	10	438
Legal judgment (1)	4,162	—
Operating lease obligations	3,553	4,813
Product warranty claim costs	35	522
Professional fees	1,128	1,558
Sales and value added taxes	2,684	4,194
Other (2)	3,419	3,388
Total other accrued liabilities	$21,008	$21,181
(1)This amount relates to the judgment of a lawsuit with an employment agency in the PRC. See Note 13 for further information related to this matter.
(2)Includes $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively, associated with the purchase of property, plant and equipment.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Note 13 — Commitments and Contingencies

Indemnifications

We indemnify our directors and officers to the maximum extent permitted under the laws of the state of Delaware and we have entered into indemnification agreements with each of our directors and executive officers. In addition, we insure our individual directors and officers against certain claims and attorney's fees and related expenses incurred in connection with the defense of such claims. The amounts and types of coverage may vary from period to period as dictated by market conditions. Management is not aware of any matters that require material indemnification of its officers or directors.

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

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E). As of December 31, 2024, we had non-cancellable purchase commitments with suppliers for inventory and PP&E of $9.3 million and $0.9 million, respectively. These amounts are expected to be paid within the next twelve months.

Product Warranties

Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Balance at beginning of period	$522	$522	$1,095
Additions (reductions) to costs and expenses	(305)	—	249
Settlements (in cash or in kind)	(182)	—	(819)
Foreign currency translation gain (loss)	—	—	(3)
Balance at end of period	$35	$522	$522

Restructuring Activities

Asia

In conjunction with our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC, we stopped all production activities and began to shut down our southwestern PRC factory beginning in the third quarter of 2023. In addition, during the fourth quarter of 2024, we stopped production activities and shut down one of our eastern PRC factories. We incurred $0.5 million of severance and $0.1 million of other exit costs during the year ended December 31, 2024 and $3.4 million of severance and $0.6 million of other exit costs for the year ended December 31, 2023. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $4.6 million in factory restructuring charges since September 2023. This factory restructuring was completed in the fourth quarter of 2024 and we do not expect any further expenses associated with this plan.

Mexico

As part of our plan to restructure and optimize our factory footprint, we have worked to downsize our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. We have

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
leased a smaller facility and reduced our factory headcount during the year ended December 31, 2024. We incurred $1.5 million of severance and $1.5 million of other exit costs during the year ended December 31, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $3.0 million in factory restructuring charges since January 2024. This factory restructuring is scheduled to be completed in the second quarter of 2025 and we do not expect any further expenses associated with this plan.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the years ended December 31, 2024 and December 31, 2023 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2022	$—	$—	$—
Restructuring charges	4,015	3,425	590
Cash payments	(3,553)	(3,278)	(275)
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	3,585	2,008	1,577
Cash payments	(3,036)	(1,288)	(1,748)
Balance at December 31, 2024	$1,011	$867	$144
Total costs incurred inception to date	$7,600	$5,433	$2,167
Total estimated expense to be incurred after December 31, 2024	$—	$—	$—

Litigation

Roku Matters

UEI and Roku Inc. ("Roku") and certain of its customers have been in litigation in various forums since 2018—i.e., two actions in the Central District of California ("CDCA") beginning in 2018 and 2020 including related cases against certain of Roku's customers (collectively, the "CDCA cases"), the International Trade Commission ("ITC"), the Patent and Trademark Office ("PTO") (ex parte reexams) and the Patent and Trademark Appeals Board ("PTAB"). The CDCA cases have all been stayed on various grounds since 2019. The 2018 case was stayed in November 2019 pending resolution of Roku initiated PTO and PTAB matters, all of which have since been resolved.

The 2020 case was also immediately stayed due to UEI's related ITC action against Roku, in which UEI ultimately prevailed when on July 9, 2021, the Administrative Law Judge ("ALJ") issued an initial determination finding Roku in violation of Section 337. The Commission issued a final determination on November 10, 2021, affirming the ALJ’s finding. The Commission then issued a limited exclusion order and cease and desist order against Roku, which went into effect following the expiration of the Presidential Review Period on January 9, 2022. The Federal Circuit affirmed on January 19, 2024. Following UEI's win and affirmance by the Federal Circuit, Roku sought rehearing en banc and sought cert from the Supreme Court on a domestic industry question. On January 13, 2025, the Supreme Court denied cert.

While this ITC matter has been finally resolved and Roku has no more ability to appeal, we have agreed to continue the stay of the CDCA cases pending the outcome of one final PTAB action involving one of our patents, which we expect to occur in the first half of 2025.

Roku also filed its own retaliatory ITC action against UEI and certain of our customers on two patents it purchased for this purpose. Roku’s action failed when on June 24, 2022, the ALJ found on of Roku’s patents to be invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued its initial determination ("ID") fully exonerating us and our customers finding Roku’s second patent invalid and that Roku failed to establish the requisite domestic industry and thus no violation of the Tariff Act. Roku and we filed petitions to appeal certain portions of the ID. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. In December 2022, Roku filed an appeal, which remains pending. Further, on October 23, 2023, the PTBA issued its Final Written Decision invalidating all of the claims Roku alleges we infringe. As a companion to its ITC request, on April 8, 2021, Roku also filed a

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
lawsuit against us in Federal CDCA alleging that we are infringing the same two patents they alleged being infringed in the ITC investigation explained above. This District Court case has been stayed pending their ITC case, and will likely continue to be stayed pending the conclusion of Roku's appeal of their ITC case.

Court of International Trade Action against the United States of America, et. al.

On October 9, 2020, we and our subsidiaries, Ecolink Intelligent Technology, Inc. ("Ecolink") and RCS Technology, LLC ("RCS"), filed an amended complaint (20-cv-00670) in the Court of International Trade (the "CIT") against the United States of America; the Office of the United States Trade Representative; Robert E. Lighthizer, U.S. Trade Representative; U.S. Customs & Border Protection; and Mark A. Morgan, U.S. Customs & Border Protection Acting Commissioner, challenging both the substantive and procedural processes followed by the United States Trade Representative ("USTR") when instituting Section 301 Tariffs on imports from the PRC under Lists 3 and 4A.

On January 8, 2025, the U.S. Court of Appeals for the Federal Circuit ("USCAFC") heard oral arguments on the appeal by the lead plaintiff from the Court of International Trade's ("CIT") March 17, 2023 decision in which the CIT sustained the List 3 and List 4 tariffs, concluding that USTR's rationale in support of the tariffs was not impermissibly post hoc. A decision from the USCAFC is expected by the end of 2025.

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiaries, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), claiming among other things, breach of an employment agency, and as is standard in Chinese litigation matters such as these, TS had also requested the Court to order a hold on GTY's bank account for the total claimed amount of RMB 35 million (approximately $4.8 million). On December 20, 2024, the Court rendered a decision in favor of TS and ordered a judgment of RMB 27.4 million (approximately $3.8 million) plus interest and costs totaling approximately RMB 30.4 million (approximately $4.2 million). We recorded an accrual for this judgment during the fourth quarter of 2024. This accrual is included in other accrued expenses on our consolidated balance sheets. The legal fees associated with this matter are expensed as incurred. We filed an appeal against this judgment and on February 11, 2025, the Jiangsu Province Yangzhou Intermediate People's Court heard oral argument and we expect a decision during the first half of 2025.

Other Litigation Matters

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

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2024 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2024, approximately 53 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2024 and 2023

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
for the India Plan was not material. During the years ended December 31, 2024, 2023 and 2022, the net periodic benefit costs were also not material.

Note 14 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board approved a new share repurchase program with an effective date of November 7, 2023. Pursuant to the program, we are authorized to repurchase up to 1,000,000 shares of our common stock. At December 31, 2024, we had 778,362 shares available for repurchase under the program. We may utilize various methods to effect the repurchases under the program, including open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some or all of which could be effected through Rule 10b5-1 plans.

We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises.

Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Open market shares repurchased	121	100	300
Stock-based compensation related shares repurchased	85	65	134
Total shares repurchased	206	165	434

Cost of open market shares repurchased	$1,109	$864	$9,437
Cost of stock-based compensation related shares repurchased	848	915	3,598
Total cost of shares repurchased	$1,957	$1,779	$13,035

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

Note 15 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of sales	$106	$125	$155
Research and development expenses	769	1,098	1,342
Selling, general and administrative expenses:
Employees	5,379	6,980	7,257
Outside directors	446	606	1,259
Total employee and director stock-based compensation expense	$6,700	$8,809	$10,013
Income tax benefit	$1,026	$1,369	$1,660

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Restricted Stock

Non-vested restricted stock award activity was as follows:

	2024		2023		2022
	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	486	$21.66	376	$36.82	310	$44.41
Granted	391	10.55	340	14.15	262	31.05
Vested	(264)	24.85	(211)	35.77	(191)	41.09
Forfeited	(18)	17.40	(19)	17.72	(5)	43.22
Non-vested at end of the year	595	$13.07	486	$21.66	376	$36.82

As of December 31, 2024, we expect to recognize $5.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.6 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in 000s)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2023	—	$—
Granted	116	4.72
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2024	116	$4.72

The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

Year Ended December 31,
2024
Weighted average fair value of grants	$4.72
Risk-free interest rate	4.08%
Expected volatility	57.00%
Expected life in years	2.73

As of December 31, 2024, we expect to recognize $0.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average life of 1.8 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Stock Options

Stock option activity was as follows:

	2024				2023				2022
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	901	$38.78			782	$44.16			800	$45.55
Granted	—	—			235	24.77			139	33.42
Exercised	—	—		$—	—	—		$—	(80)	19.25		$292
Forfeited/canceled/expired	(122)	58.52			(116)	46.59			(77)	64.81
Outstanding at end of the year (1)	779	$35.67	3.12	$—	901	$38.78	3.67	$—	782	$44.16	3.45	$—
Vested and expected to vest at the end of the year (1)	779	$35.67	3.12	$—	901	$38.78	3.67	$—	782	$44.16	3.45	$—
Exercisable at the end of the year (1)	673	$37.24	2.79	$—	620	$44.06	2.60	$—	600	$45.77	2.61	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2024, 2023 and 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2024, 2023 and 2022. This amount will change based on the fair market value of our stock.

There were no option exercises in the years ended December 31, 2024 and 2023. The value of shares withheld in lieu of receiving cash from option exercises in the year ended December 31, 2022 was $1.5 million. There was no cash received from option exercises for the year ended December 31, 2022. The actual tax benefit realized from option exercises was $0.1 million for the year ended December 31, 2022.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2024	2023	2022
Weighted average fair value of grants	$—	$10.83	$14.51
Risk-free interest rate	—%	3.86%	1.93%
Expected volatility	—%	45.89%	49.35%
Expected life in years	0.00	4.70	4.73

Significant option groups outstanding at December 31, 2024 and the related weighted average exercise price and life information were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000's)	Weighted-Average Exercise Price
$24.77 to $34.56	497	3.78	$27.69	391	$28.23
$44.95 to $46.17	188	1.18	45.60	188	45.60
$52.85 to $59.43	94	3.48	58.03	94	58.03
	779	3.12	$35.67	673	$37.24

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

As of December 31, 2024, we expect to recognize $1.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 1.0 year.

Stock Incentive Plans

Our active stock-based incentive plans include those adopted in 2014 and 2018 ("Stock Incentive Plans"). Under the Stock Incentive Plans, we may grant restricted stock units, performance stock units, stock options, stock appreciation rights, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board of Directors. No stock appreciation rights have been awarded under our Stock Incentive Plans as of December 31, 2024. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.

The grant price of restricted stock and stock option awards granted under our Stock Incentive Plans is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Restricted stock awards vest in various proportions over a one- to three-year time period. Our stock options become exercisable in various proportions over a three-year time frame. Stock options have a maximum ten-year term. Our performance stock awards vest in various proportions over a three-year term, subject to a service condition and stock price-based market conditions.

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2024:

Name	Approval Date	Total Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
2014 Stock Incentive Plan	6/12/2014	1,100,000	—	87,660
Amended and Restated 2018 Equity and Incentive Compensation Plan (1)	6/11/2024	3,391,794	970,387	1,402,148
			970,387	1,489,808
(1)The 2018 Equity and Incentive Compensation Plan, as amended on June 8, 2021, was amended and restated on June 11, 2024 to create the Amended and Restated 2018 Equity and Incentive Compensation Plan which added an additional 1,000,000 shares.

Note 16 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net gain (loss) on foreign currency exchange contracts (1)	$(727)	$(3,238)	$(1,309)
Net gain (loss) on foreign currency exchange transactions	403	(262)	218
Other income (expense)	384	879	136
Other income (expense), net	$60	$(2,621)	$(955)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives. See Note 18 for further information concerning our foreign currency exchange contracts.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Note 17 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2024	2023	2022
BASIC
Net income (loss)	$(24,029)	$(98,238)	$407
Weighted-average common shares outstanding	12,959	12,855	12,703
Basic earnings (loss) per share	$(1.85)	$(7.64)	$0.03

DILUTED
Net income (loss)	$(24,029)	$(98,238)	$407
Weighted-average common shares outstanding for basic	12,959	12,855	12,703
Dilutive effect of restricted stock, performance stock awards, stock options and common stock warrants	—	—	76
Weighted-average common shares outstanding on a diluted basis	12,959	12,855	12,779
Diluted earnings (loss) per share	$(1.85)	$(7.64)	$0.03

The following number of restricted stock awards, performance stock awards, stock options and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Restricted stock awards	526	440	242
Performance stock awards	104	—	—
Stock options	796	900	686
Common stock warrants	—	—	275

Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	December 31, 2024				December 31, 2023
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(249)	$—	$(249)	$—	$(83)	$—	$(83)

We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.7 million, $3.2 million, and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 16 for further information concerning our foreign currency exchange contracts.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2024	USD/CNY	CNY	$28.0	7.2316	$(406)	January 10, 2025
December 31, 2024	USD/EUR	USD	$8.0	1.0569	$157	January 10, 2025
December 31, 2023	USD/CNY	CNY	$20.0	7.1181	$(18)	January 5, 2024
December 31, 2023	USD/EUR	USD	$22.0	1.1009	$(65)	January 5, 2024
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Note 19 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. Prior to October 1, 2024 we matched 50% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. As of October 1, 2024 we match 25% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. We may also make other discretionary contributions to the plan. We recorded $1.1 million, $1.3 million and $1.2 million of expense for company contributions for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 20 — Reportable Segment

Our chief operating decision maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis, including consolidated net income and its components, as reported on our consolidated statements of operations, accompanied by disaggregated information about revenues, for purposes of making operating decisions and assessing financial performance of our single consolidated segment, primarily by monitoring actual results versus our internal budget and forecasts.

Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue	$394,879	$420,457	$542,751
Less:
Adjusted cost of sales (1)	280,779	315,049	387,437
Adjusted research and development expenses (2)	28,954	30,183	31,110
Adjusted operating expenses (3)	82,952	85,345	89,355
Other segment items (4)	26,223	88,118	34,442
Net income (loss)	$(24,029)	$(98,238)	$407
(1)Cost of sales from the consolidated statements of operations, adjusted to exclude impairment of long-lived assets and stock-based compensation expense.
(2)R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation expense.
(3)Operating expenses less R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation, amortization of acquired intangible assets, costs associated with our Roku litigation, factory restructuring charges, legal judgment, severance, lease termination costs and goodwill impairment.
(4)Other segment items include the adjustments described in the notes above; as well as interest income (expense), net; other income (expense), net; and provision for income taxes.

The measure of segment assets is reported on our consolidated balance sheets as consolidated total assets. Long-lived assets by geographic area are disclosed in Note 6. The measure of revenues from external customers is reported on the consolidated statements of operations as net sales. Revenues by geographic region and information about major customers are disclosed in Note 4. Depreciation expense is disclosed in Note 6. Amortization expense is disclosed in Note 7. Interest expense is disclosed in Note 9 and income taxes are disclosed in Note 10.

Note 21 — Business Combination

On February 17, 2022, we acquired substantially all of the net assets of Qterics, a U.S.-based provider of multimedia connectivity solutions and services for internet-enabled consumer products. Under the terms of the Asset Purchase Agreement, we paid a cash purchase price of approximately $0.9 million. The acquisition of these assets has allowed us to expand our customer base in the consumer electronics market.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Our consolidated income statement for the year ended December 31, 2024 includes net sales of $3.1 million and net income of $1.2 million attributable to Qterics. Our consolidated income statement for the year ended December 31, 2023 includes net sales of $2.1 million and net income of $16 thousand attributable to Qterics. Our consolidated income statement for the year ended December 31, 2022 includes net sales of $2.1 million and net income of $145 thousand attributable to Qterics for the period commencing on February 17, 2022.

Pro Forma Results (unaudited)

The unaudited pro forma financial information of combined results of our operations and the operations of Qterics as if the transaction had occurred on January 1, 2022, is immaterially different from the net sales, net income and income per share amounts reported in the Consolidated Statements of Operations for the year ended December 31, 2022.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 11, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 11, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Code of Conduct. We have adopted a code of conduct that applies to all of our employees, including without limitation our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is included as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024 (File No. 0-21044). The Code of Conduct is also available on our website, www.uei.com under the caption "Governance" and then "Committee composition, documents and confidential ethics line" on the Investor page. We will post on our website information regarding any amendment to, or waiver from, any provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer.

Information required by Items 405, 407(c)(3), (d)(4) and (d)(5), and 408(b) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

The following summarizes our equity compensation plans at December 31, 2024:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	779,045	$35.67	970,387
Equity compensation plans not approved by security holders	—	—	—
Total	779,045	$35.67	970,387

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Items 404 and 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act.
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

10.20
Termination of Pledge Agreement dated October 25, 2021 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.21
Continuing Guaranty dated October 25, 2021 between Universal Electronics BV and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.22
Sixth Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 9, 2023 (File No. 0-21044))

10.23
Cooperation Agreement, dated December 21, 2023, by and among Universal Electronics Inc., Toro 18 Holdings LLC, Immersion Corporation, William C. Martin and Eric Singer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2023 (File No. 0-21044))

10.24
Seventh Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 14, 2024 (File No. 0-21044))

10.25
Universal Electronics Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 8, 2024 (File No. 333-281411))

10.26
Eighth Amendment to the Second Amended and Restated Credit Agreement signed August 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2024 (File No. 0-21044))

10.27	Line of Credit Agreement signed August 29, 2024 ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2024 (File No. 0-21044))

10.28	Maximum Mortgage Contract signed August 29, 2024 ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 3, 2024 (File No. 0-21044))

Exhibit Number	Document Description

10.29	Working Capital Loan Contract signed August 29, 2024 ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2024 (File No. 0-21044))

10.30
Ninth Amendment to the Second Amended and Restated Credit Agreement signed January 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2025 (File No. 0-21044))

10.31	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith)

10.32	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 14, 2024 (File No. 0-21044))

19.1	Insider Trading Policy (filed herewith)

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

97.1
Universal Electronics Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 14, 2024 (File No. 0-21044))

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

UNIVERSAL ELECTRONICS INC.

By:	/s/ Paul D. Arling
Paul D. Arling
Chairman and Chief Executive Officer

Date:	March 11, 2025
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

NAME & TITLE	SIGNATURE	DATE

Paul D. Arling Chairman and Chief Executive Officer (principal executive officer)	/s/ Paul D. Arling	March 11, 2025

Bryan M. Hackworth Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Bryan M. Hackworth	March 11, 2025

William C. Mulligan Lead Director	/s/ William C. Mulligan	March 11, 2025

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 11, 2025

Sue Ann R. Hamilton Director	/s/ Sue Ann R. Hamilton	March 11, 2025

Romulo C. Pontual Director	/s/ Romulo C. Pontual	March 11, 2025

Eric B. Singer Director	/s/ Eric B. Singer	March 11, 2025

Edward K. Zinser Director	/s/ Edward K. Zinser	March 11, 2025