Form 10-Q
period 2025-03-31
UNIVERSAL ELECTRONICS INC
filed 2025-05-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,169,997 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 6, 2025.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,389	$26,783
Accounts receivable, net	106,007	114,182
Contract assets	9,530	10,346
Inventories	77,455	79,355
Prepaid expenses and other current assets	9,943	9,478
Income tax receivable	1,830	2,350
Total current assets	232,154	242,494
Property, plant and equipment, net	32,612	34,207
Intangible assets, net	23,401	24,038
Operating lease right-of-use assets	13,555	14,322
Deferred income taxes	6,561	6,425
Other assets	2,328	1,868
Total assets	$310,611	$323,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,083	$72,031
Lines of credit	31,015	36,960
Accrued compensation	20,005	20,927
Accrued sales discounts, rebates and royalties	4,605	5,204
Accrued income taxes	2,872	2,161
Other accrued liabilities	21,749	21,008
Total current liabilities	149,329	158,291
Long-term liabilities:
Operating lease obligations	8,576	9,232
Deferred income taxes	1,939	1,931
Income tax payable	72	72
Other long-term liabilities	726	723
Total liabilities	160,642	170,249
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,844,736 and 25,712,940 shares issued on March 31, 2025 and December 31, 2024, respectively	258	257
Paid-in capital	346,639	344,697
Treasury stock, at cost, 12,707,153 and 12,666,443 shares on March 31, 2025 and December 31, 2024, respectively	(372,313)	(371,930)
Accumulated other comprehensive income (loss)	(26,772)	(28,350)
Retained earnings	202,157	208,431
Total stockholders' equity	149,969	153,105
Total liabilities and stockholders' equity	$310,611	$323,354

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$92,326	$91,900
Cost of sales	66,243	65,912
Gross profit	26,083	25,988
Research and development expenses	7,231	7,821
Selling, general and administrative expenses	22,606	24,011
Factory restructuring charges (Note 12)	—	1,064
Operating income (loss)	(3,754)	(6,908)
Interest income (expense), net	(353)	(922)
Other income (expense), net	52	(80)
Income (loss) before provision for income taxes	(4,055)	(7,910)
Provision for income taxes	2,219	739
Net income (loss)	$(6,274)	$(8,649)

Earnings (loss) per share:
Basic	$(0.48)	$(0.67)
Diluted	$(0.48)	$(0.67)
Shares used in computing earnings (loss) per share:
Basic	13,083	12,902
Diluted	13,083	12,902
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(6,274)	$(8,649)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,578	(1,591)
Comprehensive income (loss)	$(4,696)	$(10,240)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the three months ended March 31, 2025:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	25,713	$257	(12,666)	$(371,930)	$344,697	$(28,350)	$208,431	$153,105
Net loss							(6,274)	(6,274)
Currency translation adjustment						1,578		1,578
Shares issued for employee benefit plan and compensation	124	1			158			159
Purchase of treasury shares			(41)	(383)				(383)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,784			1,784
Balance at March 31, 2025	25,845	$258	(12,707)	$(372,313)	$346,639	$(26,772)	$202,157	$149,969

The following summarizes the changes in total equity for the three months ended March 31, 2024:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,346	$253	(12,460)	$(369,973)	$336,938	$(20,758)	$232,460	$178,920
Net loss							(8,649)	(8,649)
Currency translation adjustment						(1,591)		(1,591)
Shares issued for employee benefit plan and compensation	156	2			299			301
Purchase of treasury shares			(140)	(1,230)				(1,230)
Shares issued to directors	6				—			—
Employee and director stock-based compensation					1,904			1,904
Balance at March 31, 2024	25,508	$255	(12,600)	$(371,203)	$339,141	$(22,349)	$223,811	$169,655
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(6,274)	$(8,649)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,051	4,668
Provision for credit losses	19	—
Deferred income taxes	(90)	(3)
Shares issued for employee benefit plan	159	301
Employee and director stock-based compensation	1,784	1,904
Changes in operating assets and liabilities:
Accounts receivable and contract assets	10,514	11,007
Inventories	2,956	4,132
Prepaid expenses and other assets	(58)	(3,051)
Accounts payable and accrued liabilities	(5,298)	(12,517)
Accrued income taxes	1,221	(567)
Net cash provided by (used for) operating activities	8,984	(2,775)
Cash flows from investing activities:
Purchase of Blue Chip Swap securities (Note 15)	(1,250)	—
Sale of Blue Chip Swap securities (Note 15)	1,088	—
Acquisitions of property, plant and equipment	(1,042)	(1,347)
Acquisitions of intangible assets	(703)	(1,019)
Net cash provided by (used for) investing activities	(1,907)	(2,366)
Cash flows from financing activities:
Borrowings under lines of credit	18,000	24,000
Repayments on lines of credit	(24,000)	(33,000)
Treasury stock purchased	(383)	(1,230)
Net cash provided by (used for) financing activities	(6,383)	(10,230)
Effect of foreign currency exchange rates on cash and cash equivalents	(88)	(466)
Net increase (decrease) in cash and cash equivalents	606	(15,837)
Cash and cash equivalents at beginning of period	26,783	42,751
Cash and cash equivalents at end of period	$27,389	$26,914

Supplemental cash flow information:
Income taxes paid	$1,161	$777
Interest paid	$635	$1,368
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Note 1 — Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature, except for the restructuring charges, as described in Note 12 to the consolidated financial statements. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As used herein, the terms "Company," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.

Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Estimates and Assumptions

The preparation of financial statements in conformity U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for credit losses, inventory valuation, impairment of long-lived assets and intangible assets, business combinations, income taxes and related valuation allowances and stock-based compensation expense. Actual results may differ from these assumptions and estimates, and they may be adjusted as more information becomes available. Any adjustment may be material.

Summary of Significant Accounting Policies

See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of our significant accounting policies.

Recently Adopted Accounting Pronouncements

None.

Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses." This guidance requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the consolidated statements of operations. This guidance is effective for annual periods beginning in 2027 and interim periods beginning in 2028, with early adoption permitted. This guidance requires a public company to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this guidance on our disclosures.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2025	December 31, 2024
North America	$2,699	$1,986
People's Republic of China ("PRC")	7,514	10,117
Asia (excluding the PRC)	3,584	2,343
Europe	7,138	7,035
South America	6,454	5,302
Total cash and cash equivalents	$27,389	$26,783

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Goods and services transferred at a point in time	$71,391	$74,404
Goods and services transferred over time	20,935	17,496
Net sales	$92,326	$91,900

Our net sales to external customers by channel were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Connected home (1)	$31,729	$24,171
Home entertainment (2)	60,597	67,729
Net sales	$92,326	$91,900
(1)The connected home channel represents climate control, smart home and security product sales sold primarily to HVAC, security, home automation and home appliance customers.
(2)The home entertainment channel represents entertainment-related product sales sold primarily to video service providers, consumer electronics original equipment manufacturers ("OEMs") and retailers. It also includes sales associated with intellectual property licensing and our cloud-based software solution.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
United States	$30,558	$26,712
Asia (excluding PRC)	18,747	18,884
Europe	20,698	17,539
Latin America	6,550	8,241
PRC	8,918	14,401
Other	6,855	6,123
Total net sales	$92,326	$91,900

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Trade receivables, gross	$85,967	$93,773
Allowance for credit losses	(1,812)	(1,863)
Allowance for sales returns	(312)	(383)
Trade receivables, net	83,843	91,527
Other (1)	22,164	22,655
Accounts receivable, net	$106,007	$114,182
(1)Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)Accounts receivable, net at December 31, 2023 was $112.6 million.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$1,863	$815
Additions (reductions) to costs and expenses	19	—
Write-offs/Foreign exchange effects	(70)	(12)
Balance at end of period	$1,812	$803

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Contract Assets

Contract assets were $9.5 million and $10.3 million at March 31, 2025 and December 31, 2024, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

Contract Liabilities

We have current and non-current contract liability balances primarily consisting of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$3,237	$3,501
Payments received	2,193	1,837
Revenue recognized	(1,150)	(938)
Foreign exchange effects	5	(16)
Balance at end of period	$4,285	$4,384

Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended
	2025		2024
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$16,365	17.7%	$12,109	13.2%
Comcast Communications	$10,349	11.2%	(1)	(1)
Charter Communications	(1)	(1)	$10,194	11.1%
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

There were no significant customers that totaled more than 10% of our accounts receivable at March 31, 2025 or December 31, 2024.

Note 4 — Inventories

Inventories were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$20,545	$21,245
Components	10,544	10,820
Work in process	3,671	1,896
Finished goods	42,695	45,394
Inventories	$77,455	$79,355

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended March 31,
	2025		2024
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	4,649	10.7%	(1)	(1)
(1)    Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.
There were no trade payable balances to suppliers that totaled more than 10% of our total accounts payable at March 31, 2025 and December 31, 2024.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net ("PP&E") and operating lease ROU assets, were as follows:

(In thousands)	March 31, 2025	December 31, 2024
United States	$8,877	$9,683
PRC	21,238	22,139
Vietnam	8,296	8,520
Mexico	4,754	5,164
All other countries	3,002	3,023
Total long-lived tangible assets	$46,167	$48,529

PP&E are shown net of accumulated depreciation of $159.6 million and $156.8 million at March 31, 2025 and December 31, 2024, respectively.

Depreciation expense was $2.7 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively.

Note 6 — Intangible Assets, Net

Intangible Assets, Net

The components of intangible assets, net were as follows:

	March 31, 2025			December 31, 2024
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,475	$(268)	$1,207	$2,575	$(1,150)	$1,425
Customer relationships	6,340	(4,707)	1,633	6,340	(4,526)	1,814
Developed and core technology	740	(422)	318	740	(398)	342
Patents	34,830	(14,611)	20,219	34,758	(14,339)	20,419
Trademarks and trade names	50	(26)	24	450	(412)	38
Total intangible assets, net	$43,435	$(20,034)	$23,401	$44,863	$(20,825)	$24,038
(1)This table excludes the gross value of fully amortized intangible assets totaling $51.2 million and $49.3 million at March 31, 2025 and December 31, 2024, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended March 31,
	2025	2024
Cost of sales	$241	$140
Selling, general and administrative expenses	1,100	1,096
Total amortization expense	$1,341	$1,236

Estimated future annual amortization expense related to our intangible assets at March 31, 2025, was as follows:

(In thousands)
2025 (remaining 9 months)	$3,727
2026	4,640
2027	3,612
2028	2,908
2029	2,682
Thereafter	5,832
Total	$23,401

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2025, our operating leases had remaining lease terms of up to 36 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$13,555	$14,322
Liabilities:
Other accrued liabilities	$3,472	$3,553
Long-term operating lease obligations	8,576	9,232
Total lease liabilities	$12,048	$12,785

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended March 31,
	2025	2024
Cost of sales	$316	$708
Selling, general and administrative expenses	1,160	1,151
Total operating lease expense	$1,476	$1,859

Operating lease expenses from variable and short-term lease costs	$373	$307
Operating cash outflows from operating leases	$1,428	$1,745
Operating lease right-of-use assets obtained in exchange for lease obligations	$248	$—

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	March 31, 2025	December 31, 2024
Weighted average lease liability term (in years)	4.5	4.6
Weighted average discount rate	5.54%	5.45%
The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheets at March 31, 2025. The reconciliation excludes short-term leases that are not recorded in our consolidated balance sheets.

(In thousands)	March 31, 2025
2025 (remaining 9 months)	$3,124
2026	3,771
2027	3,026
2028	1,373
2029	608
Thereafter	1,820
Total lease payments	13,722
Less: imputed interest	(1,674)
Total lease liabilities	$12,048

At March 31, 2025, we did not have any operating leases that had not yet commenced.

Note 8 — Lines of Credit

U.S. Line of Credit

On December 16, 2024, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a revolving line of credit ("U.S. Credit Line") through April 30, 2026. We expect to renew the U.S. Credit Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At March 31, 2025, the U.S. Credit Line total availability was $56.1 million based upon the AR Ratio. At April 14, 2025, the U.S. Credit Line total availability was $59.1 million based upon the AR Ratio.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2025 and December 31, 2024.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The amendment also contains a facility fee of 0.25%. The interest rate in effect at March 31, 2025 and December 31, 2024 was 7.31%.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Subsequent to December 31, 2024, our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Second Amended Credit Agreement at March 31, 2025.

At March 31, 2025 and December 31, 2024, we had $20.0 million and $26.0 million outstanding under the U.S. Credit Line, respectively. At March 31, 2025, our remaining availability under our U.S. Credit Line was $36.1 million. Our total interest expense on borrowings under the U.S. Credit Line was $0.6 million and $1.3 million during the three months ended March 31, 2025 and 2024, respectively. Our total facility fee expense under the U.S. Credit Line was immaterial during the three months ended March 31, 2025 and 2024, respectively.

China Line of Credit

On August 29, 2024, our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), executed a Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line") through July 24, 2025. We expect to renew our Line of Credit Agreement with the Bank of China prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line may be used for working capital purposes.

The China Credit Line has a maximum availability up to RMB 80.0 million (approximately $11.0 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2025 and December 31, 2024.

All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rate in effect at March 31, 2025 and December 31, 2024 was 3.07%.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the three months ended March 31, 2025.

At March 31, 2025 and December 31, 2024, we had RMB 80.0 million (approximately $11.0 million) outstanding under the China Credit Line. At March 31, 2025, we had no remaining availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 0.6 million (approximately $0.1 million) during the three months ended March 31, 2025.

Note 9 — Income Taxes

We recorded income tax expense of $2.2 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2025 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items, including a tax on global intangible low-taxed income. The Company's income tax provision can be affected by other factors, including changes in the tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2024, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2024, we had a three-year cumulative operating loss for our U.S. operations and have accordingly provided a full valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended March 31, 2025, there was no change to our U.S. valuation allowance position.

At March 31, 2025, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on U.S. federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at March 31, 2025 and December 31, 2024 and are included in the unrecognized tax benefits.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Accrued bonus	$1,862	$2,386
Accrued commission	295	1,545
Accrued salary/wages (1)	5,138	4,676
Accrued social insurance (2)	6,788	6,718
Accrued vacation/holiday	3,166	3,036
Other accrued compensation	2,756	2,566
Total accrued compensation	$20,005	$20,927
(1)Includes $0.3 million of accrued severance expenses at March 31, 2025 related to our Mexico manufacturing footprint optimization efforts. Includes $0.8 million and $0.1 million of accrued severance expenses at December 31, 2024 related to our Mexico and Asia manufacturing footprint optimization efforts, respectively. See Note 12 for further information related to our restructuring activities.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2025 and December 31, 2024.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Contract liabilities	$3,567	$2,521
Duties	640	543
Expense associated with fulfilled performance obligations	601	678
Freight and handling fees	1,791	2,275
Interest	10	10
Legal judgment (1)	4,157	4,162
Operating lease obligations	3,472	3,553
Product warranty claims costs	35	35
Professional fees	1,506	1,128
Sales and value added taxes	2,804	2,684
Other (2)	3,166	3,419
Total other accrued liabilities	$21,749	$21,008
(1)This amount relates to the judgment of a lawsuit with an employment agency in the PRC. See Note 12 for further information related to this matter.
(2)Includes $0.2 million and $0.1 million at March 31, 2025 and December 31, 2024, respectively, associated with the purchase of property, plant and equipment.

Note 12 — Commitments and Contingencies

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E).

Our non-cancellable purchase commitments were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Inventory purchase commitments	$9,472	$9,292
PP&E purchase commitments	1,119	927
Total purchase commitments	$10,591	$10,219

These amounts are expected to be paid within the next twelve months.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$35	$522
Additions (reductions) to costs and expenses	—	—
Settlements (in cash or in kind)	—	—
Foreign currency translation gain (loss)	—	—
Balance at end of period	$35	$522

Restructuring Activities

Asia

In conjunction with our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC, we stopped all production activities and began to shut down our southwestern China factory beginning in the third quarter of 2023. In addition, during the fourth quarter of 2024, we stopped production activities and shut down one of our eastern PRC factories. We incurred no severance or other exit costs during the three months ended March 31, 2025 and $0.1 million of severance and $0.1 million of other exit costs for the three months ended March 31, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $4.6 million in factory restructuring charges since September 2023. This factory restructuring was completed in the fourth quarter of 2024 and we do not expect any further expenses associated with this plan.

Mexico

As part of our plan to restructure and optimize our factory footprint, we have worked to downsize our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. We have leased a smaller facility and reduced our factory headcount during the three months ended March 31, 2024. We incurred no severance or other exit costs during the three months ended March 31, 2025 and $0.5 million of severance and $0.4 million of other exit costs during the three months ended March 31, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $3.0 million in factory restructuring charges since January 2024. This factory restructuring is scheduled to be completed in the second quarter of 2025 and we do not expect any further expenses associated with this plan.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the three months ended March 31, 2025 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	3,585	2,008	1,577
Cash payments	(3,036)	(1,288)	(1,748)
Balance at December 31, 2024	$1,011	$867	$144
Restructuring charges	—	—	—
Cash payments	(643)	(537)	(106)
Balance at March 31, 2025	$368	$330	$38
Total costs incurred inception to date	$7,600	$5,433	$2,167
Total remaining expected expense to be incurred as of March 31, 2025	$—	$—	$—

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

Roku also filed its own retaliatory ITC action against UEI and certain of our customers on two patents it purchased for this purpose. Roku’s action failed when on June 24, 2022, the ALJ found on of Roku’s patents to be invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued its initial determination ("ID") fully exonerating us and our customers finding Roku’s second patent invalid and that Roku failed to establish the requisite domestic industry and thus no violation of the Tariff Act. Roku and we filed petitions to appeal certain portions of the ID. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. In December 2022, Roku filed an appeal and oral argument has been set for May 9, 2025. We expect a decision in late 2025 or early 2026. Further, on October 23, 2023, the PTBA issued its Final Written Decision invalidating all of the claims Roku alleges we infringe. Roku also filed an appeal of this decision. Oral argument has been set for May 9, 2025 and we expect a decision in late 2025 or early 2026. As a companion to its ITC request, on April 8, 2021, Roku also filed a lawsuit against us in Federal CDCA alleging that we are infringing the same two patents they alleged being infringed in the ITC investigation explained above. This District Court case has been stayed pending their ITC case, and will likely continue to be stayed pending the conclusion of Roku's appeal of their ITC case.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiaries, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), claiming among other things, breach of an employment agency, and as is standard in Chinese litigation matters such as these, TS has also requested the Court to order a hold on GTY's bank account for the total claimed amount of RMB 35 million (approximately $4.8 million). On December 20, 2024, the Court rendered a decision in favor of TS and ordered a judgment of RMB 27.4 million (approximately $3.8 million) plus interest and costs totaling approximately RMB 30.4 million (approximately $4.2 million). We recorded an accrual for this judgment during the fourth quarter of 2024. This accrual is included in other accrued expenses on our consolidated balance sheets. We filed an appeal of this judgment. On February 11, 2025, the Jiangsu Province Yangzhou Intermediate People's Court heard oral argument in this appeal and we expect a decision during the first half of 2025.

IT Convergence, Inc. Matters

In mid-2024, an arbitration proceeding commenced between UEI and IT Convergence, Inc. ("ITC"). ITC has alleged misappropriation of confidential information and theft of trade secrets. We have denied these claims and have filed a counterclaim asserting breach of contract. Fact discovery, including document production and depositions, has been completed. Opening briefs are scheduled for submission in early May 2025, with a pre-hearing conference set for July 2025. The arbitration hearing is scheduled to take place in early August 2025.

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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (the "Share Repurchase Program"). Pursuant to this Share Repurchase Program, we are authorized to repurchase up to

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
1,000,000 shares of our common stock and to date, we have repurchased 221,638 shares of our common stock. On May 6, 2025, our Board of Directors authorized management to continue to execute under the Share Repurchase Program. As a result, pursuant to this authorization, we may, from time to time, until August 6, 2025, repurchase up to the lesser of $4.0 million worth of our common stock or 778,362 shares (the total remaining number shares available for repurchase under the Share Repurchase Program) in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time.

We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises.

Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Open market shares repurchased	—	95
Stock-based compensation related shares repurchased	41	45
Total shares repurchased	41	140

Cost of open market shares repurchased	$—	$843
Cost of stock-based compensation related shares repurchased	383	387
Total cost of shares repurchased	$383	$1,230

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of sales	$16	$27
Research and development expenses	158	231
Selling, general and administrative expenses:
Employees	1,276	1,551
Outside directors	334	95
Total employee and director stock-based compensation expense	$1,784	$1,904
Income tax benefit	$247	$287

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	595	$13.07
Granted	—	—
Vested	(106)	20.91
Forfeited	(1)	10.68
Non-vested at March 31, 2025	488	$11.38

As of March 31, 2025, we expect to recognize $3.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.5 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	116	$4.72
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2025	116	$4.72

The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended March 31,
	2025	2024
Weighted average fair value of grants	$—	$4.72
Risk-free interest rate	—%	4.08%
Expected volatility	—%	57.00%
Expected life in years	0.00	2.73

As of March 31, 2025, we expect to recognize $0.3 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average period of 1.6 years.

In April 2025, certain executives were granted 284,316 performance stock awards, in the aggregate, in connection with the 2024 annual review cycle. These awards vest only upon the satisfaction of a three-year service condition and market conditions based upon the price per share of our common stock. The fair value of these awards is $0.6 million, as determined by a Monte Carlo simulation model as of the grant date, and is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

Stock option activity was as follows:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	779	$35.67
Granted	—	—
Exercised	—	—		$—
Forfeited/canceled/expired	(88)	44.95
Outstanding at March 31, 2025 (1)	691	$34.50	3.25	$—
Vested and expected to vest at March 31, 2025 (1)	691	$34.50	3.25	$—
Exercisable at March 31, 2025 (1)	612	$35.73	3.02	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2025. This amount will change based on the fair market value of our stock.
As of March 31, 2025, we expect to recognize $0.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 0.4 years.

Note 15 — Other Income (Expense), Net

The Central Bank of Argentina maintains certain currency controls that limit the amount of U.S. dollars that may be remitted from Argentine entities, including certain of our customers. As a result of these controls, an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") emerged in Argentina, which allows entities to remit U.S. dollars from Argentina through the purchase and sale of BCS securities. During the three months ended March 31, 2025, in order to collect an open accounts receivable balance with an Argentine customer, we purchased and sold BCS securities of $1.3 million and $1.1 million, respectively, and incurred a loss on the transaction of $0.2 million, which is recorded in other income (expense) on our consolidated statements of operations.

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net gain (loss) on foreign currency exchange contracts (1)	$(221)	$(20)
Net gain (loss) on foreign currency exchange transactions	418	(84)
Other income (expense) (2)	(145)	24
Other income (expense), net	$52	$(80)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
(2)Included in this amount is $0.2 million of loss related to BCS security transactions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2025	2024
BASIC
Net income (loss)	$(6,274)	$(8,649)
Weighted-average common shares outstanding	13,083	12,902
Basic earnings (loss) per share	$(0.48)	$(0.67)

DILUTED
Net income (loss)	$(6,274)	$(8,649)
Weighted-average common shares outstanding for basic	13,083	12,902
Dilutive effect of restricted stock, performance stock awards and stock options	—	—
Weighted-average common shares outstanding on a diluted basis	13,083	12,902
Diluted earnings (loss) per share	$(0.48)	$(0.67)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2025	2024
Stock options	727	847
Restricted stock awards	536	494
Performance stock awards	116	70

Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	March 31, 2025				December 31, 2024
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(131)	$—	$(131)	$—	$(249)	$—	$(249)

We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.2 million and $20 thousand for the three months ended March 31, 2025 and 2024, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
March 31, 2025	USD/CNY	CNY	$28.0	7.2219	$(123)	April 25, 2025
March 31, 2025	USD/EUR	USD	$8.0	1.0818	$(8)	April 25, 2025
December 31, 2024	USD/CNY	CNY	$28.0	7.2316	$(406)	January 10, 2025
December 31, 2024	USD/EUR	USD	$8.0	1.0569	$157	January 10, 2025
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Note 18 - Reportable Segment

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

Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue	$92,326	$91,900
Less:
Adjusted cost of sales (1)	66,227	65,885
Adjusted research and development expenses (2)	7,073	7,590
Adjusted operating expenses (3)	20,502	21,832
Other segment items (4)	4,798	5,242
Net income (loss)	(6,274)	(8,649)
(1)Cost of sales from the consolidated statements of operations, adjusted to exclude stock-based compensation expense.
(2)R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation expense.
(3)Operating expenses less R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation, amortization of acquired intangible assets, costs associated with our Roku litigation, factory restructuring charges and severance.
(4)Other segment items include the adjustments described in the notes above; as well as interest income (expense), net; other income (expense), net; and provision for income taxes.

The measure of segment assets is reported on our consolidated balance sheets as consolidated total assets. Long-lived assets by geographic area are disclosed in Note 5. The measure of revenues from external customers is reported on the consolidated statements of operations as net sales. Revenues by sales channel, geographic region and information about major customers are disclosed in Note 3. Depreciation expense is disclosed in Note 5. Amortization expense is disclosed in Note 6. Interest expense is disclosed in Note 8 and income taxes are disclosed in Note 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Cautionary Statement

All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include supply chain issues; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; continued availability of cash through borrowing under our revolving lines of credit; the effects of natural or other events beyond our control, including the effects of political unrest, war, terrorist activities, other hostilities, or the outbreak of infectious diseases may have on us or the economy; the economic environments, including increases in interest rates and recessionary effects on us or our customers; the effects of doing business internationally, including expanded use of tariffs, pertaining to the importation of our products, particularly in light of the recent U.S. presidential administrative actions and the responsive retaliatory actions of foreign governments; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 Form 10-K"), Part II, Item 1A of this report, and other factors we describe from time to time in our periodic filings with the SEC.

Overview

We design, develop, manufacture, ship and support climate control solutions, wireless sensor and smart home control products, home entertainment control products, technology and software solutions and audio-video ("AV") accessories, that are used by the world's leading brands in the climate control, security, home automation, home appliance, home entertainment and consumer electronics markets. Our channel offerings include:

Connected home:
•Climate Control Solutions: Our innovative climate control solutions include wireless and wired controllers, smart thermostats and connected peripherals for sensing and smart energy management. These products are primarily sold to original equipment manufacturer ("OEM") customers, as well as hotels, utilities and system integrators. Our UEI TIDE Family of Climate Control solutions feature advanced technologies such as Wi-Fi, BLE, Zigbee and Matter, and connect to sensors for temperature, humidity, proximity, occupancy and carbon dioxide sensing.
•Smart Home and Security Products: We offer proprietary and standards-based radio frequency ("RF") wireless remote controls and sensors designed for residential security, safety and a broad variety of home automation applications, such as smart lighting and motorized shades.

Home entertainment:
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

•Software and Cloud Services: Our software, firmware and technology solutions enable devices such as smart TVs, hybrid set-top boxes, game consoles and other consumer electronic and smart home devices to wirelessly connect and interoperate on the home network. These solutions support control and delivery of home entertainment application services and content, smart home services and device or system information. New features include private, on-premise user presence and occupancy detection to enhance user experiences and extend user engagement on connected devices.
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

We operate as one business segment. We have 24 international subsidiaries located in Brazil, British Virgin Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (6), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for the three months ended March 31, 2025:

•Net sales increased 0.5% to $92.3 million for the three months ended March 31, 2025 from $91.9 million for the three months ended March 31, 2024.
•Our gross margin percentage remained consistent at 28.3% for the three months ended March 31, 2025 and March 31, 2024.
•Operating expenses, as a percentage of net sales, decreased to 32.3% for the three months ended March 31, 2025 from 35.8% for the three months ended March 31, 2024.
•Our operating loss was $3.8 million for the three months ended March 31, 2025 compared to $6.9 million for the three months ended March 31, 2024. Our operating loss percentage was 4.1% for the three months ended March 31, 2025 compared to 7.5% for the three months ended March 31, 2024.
•Income tax expense was $2.2 million for the three months ended March 31, 2025 compared to $0.7 million for the three months ended March 31, 2024.

Our strategic business objectives for 2025 include the following:

•Build long-term (3-5 year) revenue pipeline by engaging with industry leading brands and securing new and continued product design wins with major HVAC OEMs in North America, Europe and Asia Pacific;
•Commercially deploy the UEI TIDE family of products in multiple dwelling unit and utility channels and leverage initial deployments to validate, and promote, turnkey solutions to address industry need;
•Build a footprint in broadband gateway platforms with expanded QuickSet Cloud software offerings;
•Expand QuickSet Cloud software penetration in the TV OS market through development and commercial deployment of QuickSet features such as content personalization, privacy-first presence detection and monitoring;
•Expand AI-powered cloud services, and on-device AI developments to generate opportunities for recurring revenue streams in software licensing;
•Position UEI as the development partner of choice in smart thermostat control through innovation and next generation products;
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

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions, including new tariffs imposed or to be imposed on goods manufactured in Vietnam, Taiwan, the PRC, and Mexico, and reduced consumer spending on durable goods. Economic tensions and changes in international trade policies, including the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for our products. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain and difficult to predict and may result in lower sales and/or cost increases, which would negatively impact our gross margins and overall financial results. Management will continue to seek ways to lessen the impact these pressures may have on our margins and financial results; however, these mitigation efforts may not be successful and these pressures may have a material adverse effect on our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation and income taxes. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant and may have a material impact on our consolidated financial statements.

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	71.7	71.7
Gross profit	28.3	28.3
Research and development expenses	7.8	8.5
Selling, general and administrative expenses	24.6	26.1
Factory restructuring charges	—	1.2
Operating income (loss)	(4.1)	(7.5)
Interest income (expense), net	(0.4)	(1.0)
Other income (expense), net	0.1	(0.1)
Income (loss) before provision for income taxes	(4.4)	(8.6)
Provision for (benefit from) income taxes	2.4	0.8
Net income (loss)	(6.8)%	(9.4)%

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Net sales. Net sales for the three months ended March 31, 2025 were $92.3 million compared to $91.9 million for the three months ended March 31, 2024. Net sales by channel were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Connected home	$31,729	$24,171
Home entertainment	60,597	67,729
Total net sales	$92,326	$91,900

Net sales in connected home were $31.7 million for the three months ended March 31, 2025 compared to $24.2 million for the three months ended March 31, 2024. This growth is driven primarily by shipments to large climate control and home automation customers relating to projects won over the past couple of years.

Net sales in home entertainment were $60.6 million for the three months ended March 31, 2025 compared to $67.7 million for the three months ended March 31, 2024. The sales decrease in the home entertainment channel is due primarily to lower demand for subscription broadcasting products. While we are seeing signs of stabilization with the majority of our customers in North America and EMEA, we are experiencing lower demand for our basic remotes in Latin America.

Gross profit. Gross profit for the three months ended March 31, 2025 was $26.1 million compared to $26.0 million for the three months ended March 31, 2024. Gross profit as a percentage of sales was consistent at 28.3% for the three months ended March 31, 2025 and March 31, 2024. A stronger U.S. dollar resulted in a 70 basis point improvement, offset by an unfavorable product mix.

Research and development ("R&D") expenses. R&D expenses decreased to $7.2 million for the three months ended March 31, 2025 from $7.8 million for the three months ended March 31, 2024 due primarily to reduced third-party product development costs and a reduction in headcount.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $22.6 million for the three months ended March 31, 2025 from $24.0 million for the three months ended March 31, 2024, due primarily to a decrease in professional services costs of $0.6 million, a stronger U.S. dollar resulting in $0.5 million of savings, and a decrease of $0.3 million in payroll and benefits due to a reduction in headcount.

Factory restructuring charges. During the three months ended March 31, 2024, we recorded $1.1 million in expense, which included severance and moving costs associated with the closure of our southern China factory and the streamlining of our factory in Mexico.

Interest income (expense), net. Interest expense, net decreased to $0.4 million for the three months ended March 31, 2025 from $0.9 million for the three months ended March 31, 2024, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other income, net was $0.1 million for the three months ended March 31, 2025 compared to other expense, net $0.1 million for the three months ended March 31, 2024. The improvement was primarily due to a reduction in net foreign currency losses.

Provision for income taxes. Income tax expense was $2.2 million for the three months ended March 31, 2025, relative to a pre-tax loss of $4.1 million, compared to income tax expense of $0.7 million for the three months ended March 31, 2024, relative to a pre-tax loss of $7.9 million. Consistent with 2024, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2025, resulting in an elevated effective tax rate.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$27,389	$26,783
Available borrowing resources	$36,100	$32,300

Cash and cash equivalents – On March 31, 2025, we had $2.7 million, $7.5 million, $3.6 million, $7.1 million and $6.5 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("U.S. Credit Line") that expires on April 30, 2026. We expect to renew the U.S. Credit Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The U.S. Credit Line has a maximum availability up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At March 31, 2025, the U.S. Credit Line total availability was $56.1 million based upon the AR Ratio. At April 14, 2025, the U.S. Credit Line total availability was $59.1 million based upon the AR Ratio.

The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2025. At March 31, 2025, we had an outstanding balance of $20.0 million on our U.S. Credit Line and $36.1 million of availability.

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

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2025. At March 31, 2025, we had an outstanding balance of RMB 80.0 million (approximately $11.0 million) on our China Credit Line and no remaining availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Lines.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Three Months Ended March 31, 2025	Increase (Decrease)	Three Months Ended March 31, 2024
Cash provided by (used for) operating activities	$8,984	$11,759	$(2,775)
Cash provided by (used for) investing activities	(1,907)	459	(2,366)
Cash provided by (used for) financing activities	(6,383)	3,847	(10,230)
Effect of foreign currency exchange rates on cash and cash equivalents	(88)	378	(466)
Net increase (decrease) in cash and cash equivalents	$606	$16,443	$(15,837)

	March 31, 2025	Increase (Decrease)	December 31, 2024
Cash and cash equivalents	$27,389	$606	$26,783
Working capital	$82,825	$(1,378)	$84,203

Net cash provided by operating activities was $9.0 million during the three months ended March 31, 2025 compared to net cash used for operating activities of $2.8 million during the three months ended March 31, 2024. Net loss was $6.3 million for the three months ended March 31, 2025 compared to net loss of $8.6 million for the three months ended March 31, 2024. Depreciation and amortization was $4.1 million for the three months ended March 31, 2025 compared to $4.7 million for the three months ended March 31, 2024, due to decreased purchases of property, plant and equipment over recent years. Inventories decreased by $3.0 million during the three months ended March 31, 2025 compared to a decrease of $4.1 million during the three months ended March 31, 2024. The decrease in inventories is primarily the result of improved inventory management. Our inventory turns increased to 3.2 turns at March 31, 2025 from 3.1 turns at March 31, 2024. A decrease in accounts receivable and contract assets caused mainly by lower demand in our home entertainment channel resulted in cash inflows of $10.5 million and $11.0 million during the three months ended March 31, 2025 and March 31, 2024, respectively. Days sales outstanding were 83 days at March 31, 2025 compared to 93 days at March 31, 2024. A decrease in accounts payable and accrued liabilities caused mainly by a decrease in inventory purchases and timing of payments throughout the quarter resulted in cash outflows of $5.3 million and $12.5 million during the three months ended March 31, 2025 and March 31, 2024, respectively.

Net cash used for investing activities during the three months ended March 31, 2025 was $1.9 million, of which $1.3 million, $1.0 million and $0.7 million was used for the purchase of Blue Chip Swap securities, capital expenditures and the development of patents, respectively. Offsetting these amounts was $1.1 million received upon the sale of Blue Chip Swap securities. Net cash used for investing activities during the three months ended March 31, 2024 was $2.4 million, of which $1.4 million and $1.0 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents, respectively. We estimate that we will incur between $7.0 million and $9.0 million during the remainder of 2025.

Net cash used for financing activities was $6.4 million during the three months ended March 31, 2025 compared to $10.2 million during the three months ended March 31, 2024. The primary financing activities during the three months ended March 31, 2025 and 2024 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $6.0 million during the three months ended March 31, 2025 compared to $9.0 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we repurchased 40,710 shares of our common stock at a cost of $0.4 million compared to our repurchase of 140,136 shares at a cost of $1.2 million during the three months ended March 31, 2024.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$31,015	$11,015	$20,000	$—	$—
Inventory purchases	9,472	9,472	—	—	—
Operating lease obligations	14,286	4,458	6,283	1,726	1,819
Property, plant, and equipment purchases	1,119	1,119	—	—	—
Software license	6,825	994	2,303	2,566	962
Total material cash commitments	$62,717	$27,058	$28,586	$4,292	$2,781

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Lines for working capital and other liquidity needs. Under the Second Amended Credit Agreement with U.S. Bank, we pay interest on outstanding borrowings on our U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin as defined in the Second Amended Credit Agreement. Under our Line of Credit Agreement with the Bank of China, we pay interest on outstanding borrowings on our China Credit Line based on the one-year rate from the National Interbank Funding Center, less a 0.1% margin. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.2 million annual impact on net income based on our outstanding Credit Lines balance at March 31, 2025.

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

Foreign Currency Exchange Rate Risk

At March 31, 2025, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our PRC-based factory where the majority of our products originate. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Chinese Yuan Renminbi, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at March 31, 2025, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from March 31, 2025, net income in the second quarter of 2025 would fluctuate by approximately $4.9 million.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the Company's 2024 Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended March 31, 2025, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 - January 31, 2025	—	$—	—	778,362
February 1, 2025 - February 28, 2025	40,710	9.41	—	778,362
March 1, 2025 - March 31, 2025	—	—	—	778,362
Total	40,710	$9.41	—

(1)Of the repurchases in February, 40,710 shares represent common shares of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (the "Share Repurchase Program"). Pursuant to this Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 221,638 shares of our common stock. On May 6, 2025, our Board of Directors authorized management to continue to execute under the Share Repurchase Program. As a result, pursuant to this authorization, we may, from time to time, until August 6, 2025, repurchase up to the lesser of $4.0 million worth of our common stock or 778,362 shares (the total remaining number shares available for repurchase under the Share Repurchase Program) in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.1
Ninth Amendment to the Second Amended and Restated Credit Agreement signed January 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2025 (File No. 0-21044))

10.2
Form of Transition Agreement and Release of Claims (including form of Consulting Agreement) dated March 19, 2025 by and between Universal Electronics Inc. and Paul D. Arling ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2025 (File No. 0-21044))

10.3
Cooperation Agreement, dated May 2, 2025, by and among Universal Electronics Inc., Kent Lake Partners LP, Kent Lake PR LLC and Benjamin Natter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2025 (File No. 0-21044))

31	Rule 13a-14(a) Certification of Bryan M. Hackworth, Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer) of Universal Electronics Inc.

32
Section 1350 Certification of Bryan M. Hackworth, Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer) of Universal Electronics Inc., pursuant to 18 U.S.C. Section 1350.

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

Dated:	May 8, 2025	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal executive officer,
principal financial officer and principal accounting
officer)