Form 10-Q
period 2025-06-30
UNIVERSAL ELECTRONICS INC
filed 2025-08-08
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,336,969 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 5, 2025.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34,261	$26,783
Accounts receivable, net	97,440	114,182
Contract assets	7,614	10,346
Inventories	80,171	79,355
Prepaid expenses and other current assets	6,165	9,478
Income tax receivable	1,481	2,350
Total current assets	227,132	242,494
Property, plant and equipment, net	31,771	34,207
Intangible assets, net	22,998	24,038
Operating lease right-of-use assets	13,292	14,322
Deferred income taxes	6,107	6,425
Other assets	2,839	1,868
Total assets	$304,139	$323,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,735	$72,031
Lines of credit	30,155	36,960
Accrued compensation	17,766	20,927
Accrued sales discounts, rebates and royalties	5,307	5,204
Accrued income taxes	2,628	2,161
Other accrued liabilities	18,480	21,008
Total current liabilities	140,071	158,291
Long-term liabilities:
Operating lease obligations	8,452	9,232
Deferred income taxes	2,060	1,931
Income tax payable	72	72
Other long-term liabilities	725	723
Total liabilities	151,380	170,249
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,085,690 and 25,712,940 shares issued on June 30, 2025 and December 31, 2024, respectively	261	257
Paid-in capital	348,458	344,697
Treasury stock, at cost, 12,767,292 and 12,666,443 shares on June 30, 2025 and December 31, 2024, respectively	(372,678)	(371,930)
Accumulated other comprehensive income (loss)	(22,527)	(28,350)
Retained earnings	199,245	208,431
Total stockholders' equity	152,759	153,105
Total liabilities and stockholders' equity	$304,139	$323,354

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$97,665	$90,452	$189,991	$182,352
Cost of sales	68,469	64,500	134,712	130,412
Gross profit	29,196	25,952	55,279	51,940
Research and development expenses	6,959	7,520	14,190	15,341
Selling, general and administrative expenses	21,229	21,330	43,835	45,341
Factory restructuring charges (Note 12)	—	1,555	—	2,619
Operating income (loss)	1,008	(4,453)	(2,746)	(11,361)
Interest income (expense), net	(358)	(843)	(711)	(1,765)
Other income (expense), net	(1,751)	(89)	(1,699)	(169)
Income (loss) before provision for income taxes	(1,101)	(5,385)	(5,156)	(13,295)
Provision for income taxes	1,811	2,808	4,030	3,547
Net income (loss)	$(2,912)	$(8,193)	$(9,186)	$(16,842)

Earnings (loss) per share:
Basic	$(0.22)	$(0.63)	$(0.70)	$(1.30)
Diluted	$(0.22)	$(0.63)	$(0.70)	$(1.30)
Shares used in computing earnings (loss) per share:
Basic	13,200	12,917	13,141	12,909
Diluted	13,200	12,917	13,141	12,909
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,912)	$(8,193)	$(9,186)	$(16,842)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,245	(2,902)	5,823	(4,493)
Comprehensive income (loss)	$1,333	$(11,095)	$(3,363)	$(21,335)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the six months ended June 30, 2025:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	25,713	$257	(12,666)	$(371,930)	$344,697	$(28,350)	$208,431	$153,105
Net loss							(6,274)	(6,274)
Currency translation adjustment						1,578		1,578
Shares issued for employee benefit plan and compensation	124	1			158			159
Purchase of treasury shares			(41)	(383)				(383)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,784			1,784
Balance at March 31, 2025	25,845	$258	(12,707)	$(372,313)	$346,639	$(26,772)	$202,157	$149,969
Net loss							(2,912)	(2,912)
Currency translation adjustment						4,245		4,245
Shares issued for employee benefit plan and compensation	197	2			170			172
Purchase of treasury shares			(60)	(365)				(365)
Shares issued to directors	44	1						1
Employee and director stock-based compensation					1,649			1,649
Balance at June 30, 2025	26,086	$261	(12,767)	$(372,678)	$348,458	$(22,527)	$199,245	$152,759
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the six months ended June 30, 2024:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,346	$253	(12,460)	$(369,973)	$336,938	$(20,758)	$232,460	$178,920
Net loss							(8,649)	(8,649)
Currency translation adjustment						(1,591)		(1,591)
Shares issued for employee benefit plan and compensation	156	2			299			301
Purchase of treasury shares			(140)	(1,230)				(1,230)
Shares issued to directors	6				—			—
Employee and director stock-based compensation					1,904			1,904
Balance at March 31, 2024	25,508	$255	(12,600)	$(371,203)	$339,141	$(22,349)	$223,811	$169,655
Net income							(8,193)	(8,193)
Currency translation adjustment						(2,902)		(2,902)
Shares issued for employee benefit plan and compensation	111	1			361			362
Purchase of treasury shares			(55)	(611)				(611)
Shares issued to directors	8							—
Employee and director stock-based compensation					1,460			1,460
Balance at June 30, 2024	25,627	$256	(12,655)	$(371,814)	$340,962	$(25,251)	$215,618	$159,771
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(9,186)	$(16,842)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,622	9,143
Provision for credit losses	19	—
Deferred income taxes	641	112
Shares issued for employee benefit plan	331	663
Employee and director stock-based compensation	3,433	3,364
Impairment of long-lived assets	110	148
Changes in operating assets and liabilities:
Accounts receivable and contract assets	23,348	13,095
Inventories	1,715	(914)
Prepaid expenses and other assets	3,728	(1,621)
Accounts payable and accrued liabilities	(15,395)	(5,478)
Accrued income taxes	1,339	1,005
Net cash provided by (used for) operating activities	17,705	2,675
Cash flows from investing activities:
Purchase of Blue Chip Swap securities (Note 15)	(2,544)	—
Sale of Blue Chip Swap securities (Note 15)	2,314	—
Acquisitions of property, plant and equipment	(2,261)	(2,696)
Acquisitions of intangible assets	(1,498)	(2,308)
Net cash provided by (used for) investing activities	(3,989)	(5,004)
Cash flows from financing activities:
Borrowings under lines of credit	41,000	35,000
Repayments on lines of credit	(48,000)	(49,000)
Treasury stock purchased	(748)	(1,841)
Net cash provided by (used for) financing activities	(7,748)	(15,841)
Effect of foreign currency exchange rates on cash and cash equivalents	1,510	(1,453)
Net increase (decrease) in cash and cash equivalents	7,478	(19,623)
Cash and cash equivalents at beginning of period	26,783	42,751
Cash and cash equivalents at end of period	$34,261	$23,128

Supplemental cash flow information:
Income taxes paid	$2,096	$2,175
Interest paid	$1,238	$2,545
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 1 — Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature, except for the restructuring charges, as described in Note 12 to the consolidated financial statements. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As used herein, the terms "Company", "UEI," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.

Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

None.

Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses." This guidance requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the consolidated statements of operations. This guidance is effective for annual periods beginning in 2027 and interim periods beginning in 2028, with early adoption permitted. This guidance requires a public company to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this guidance on our disclosures.

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
JUNE 30, 2025
(Unaudited)
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2025	December 31, 2024
North America	$1,926	$1,986
People's Republic of China ("PRC")	13,413	10,117
Asia (excluding the PRC)	4,107	2,343
Europe	7,542	7,035
South America	7,273	5,302
Total cash and cash equivalents	$34,261	$26,783

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Goods and services transferred at a point in time	$77,656	$75,982	$149,047	$150,386
Goods and services transferred over time	20,009	14,470	40,944	31,966
Net sales	$97,665	$90,452	$189,991	$182,352

Our net sales to external customers by channel were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Connected home (1)	$34,099	$23,291	$65,828	$47,462
Home entertainment (2)	63,566	67,161	124,163	134,890
Net sales	$97,665	$90,452	$189,991	$182,352
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
United States	$28,974	$18,910	$59,532	$45,622
Asia (excluding PRC)	22,190	18,224	40,937	37,108
Europe	26,110	20,715	46,808	38,254
Latin America	6,808	9,483	13,358	17,724
PRC	8,255	17,412	17,173	31,813
Other	5,328	5,708	12,183	11,831
Total net sales	$97,665	$90,452	$189,991	$182,352

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Trade receivables, gross	$82,918	$93,773
Allowance for credit losses	(1,468)	(1,863)
Allowance for sales returns	(285)	(383)
Trade receivables, net	81,165	91,527
Other (1)	16,275	22,655
Accounts receivable, net (2)	$97,440	$114,182
(1)Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)Accounts receivable, net at December 31, 2023 was $112.6 million.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$1,863	$815
Additions (reductions) to costs and expenses	19	—
Cash receipts	(266)	—
Write-offs/Foreign exchange effects	(148)	(16)
Balance at end of period	$1,468	$799

Contract Assets

Contract assets were $7.6 million and $10.3 million at June 30, 2025 and December 31, 2024, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Contract Liabilities

We have current and non-current contract liability balances primarily consisting of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$4,285	$4,384	$3,237	$3,501
Payments received	656	1,626	2,849	3,463
Revenue recognized	(877)	(1,287)	(2,027)	(2,225)
Foreign exchange effects	4	(6)	9	(22)
Balance at end of period	$4,068	$4,717	$4,068	$4,717

Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2025		2024
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$18,230	18.7%	$12,930	14.3%
Comcast Communications	$11,942	12.2%	(1)	(1)
Sony Corporation	(1)	(1)	$9,577	10.6%
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

	Six Months Ended June 30,
	2025		2024
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$34,594	18.2%	$25,039	13.7%
Comcast Communications	$22,291	11.7%	(1)	(1)
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net was as follows:

	June 30, 2025		December 31, 2024
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Daikin Industries Ltd.	$10,989	11.3%	(1)	(1)
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 4 — Inventories

Inventories were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$19,949	$21,245
Components	10,646	10,820
Work in process	3,913	1,896
Finished goods	45,663	45,394
Inventories	$80,171	$79,355

Significant Supplier

There were no purchases from suppliers that totaled more than 10% of our total inventory purchases for the three and six months ended June 30, 2025 and 2024.

There were no trade payable balances to suppliers that totaled more than 10% of our total accounts payable at June 30, 2025 and December 31, 2024.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net ("PP&E") and operating lease right-of-use assets, were as follows:

(In thousands)	June 30, 2025	December 31, 2024
United States	$8,444	$9,683
PRC	20,477	22,139
Vietnam	8,340	8,520
Mexico	4,501	5,164
All other countries	3,301	3,023
Total long-lived tangible assets	$45,063	$48,529

PP&E are shown net of accumulated depreciation of $163.6 million and $156.8 million at June 30, 2025 and December 31, 2024, respectively.

Depreciation expense was $2.4 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $5.1 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 6 — Intangible Assets, Net

Intangible Assets, Net

The components of intangible assets, net were as follows:

	June 30, 2025			December 31, 2024
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,580	$(369)	$1,211	$2,575	$(1,150)	$1,425
Customer relationships	6,340	(4,888)	1,452	6,340	(4,526)	1,814
Developed and core technology	740	(445)	295	740	(398)	342
Patents	34,954	(14,936)	20,018	34,758	(14,339)	20,419
Trademarks and trade names	50	(28)	22	450	(412)	38
Total intangible assets, net	$43,664	$(20,666)	$22,998	$44,863	$(20,825)	$24,038
(1)This table excludes the gross value of fully amortized intangible assets totaling $51.8 million and $49.3 million at June 30, 2025 and December 31, 2024, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$100	$140	$341	$281
Selling, general and administrative expenses	1,098	1,080	2,198	2,176
Total amortization expense	$1,198	$1,220	$2,539	$2,457

Estimated future annual amortization expense related to our intangible assets at June 30, 2025, was as follows:

(In thousands)
2025 (remaining 6 months)	$2,526
2026	4,761
2027	3,794
2028	2,976
2029	2,722
Thereafter	6,219
Total	$22,998

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2025, our operating leases had remaining lease terms of up to 35 years, including any reasonably probable extensions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Lease balances within our consolidated balance sheets were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$13,292	$14,322
Liabilities:
Other accrued liabilities	$3,419	$3,553
Long-term operating lease obligations	8,452	9,232
Total lease liabilities	$11,871	$12,785

Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$353	$590	$669	$1,298
Selling, general and administrative expenses	1,110	1,102	2,270	2,253
Total operating lease expense	$1,463	$1,692	$2,939	$3,551

Operating lease expenses from variable and short-term lease costs	$349	$210	$722	$517
Operating cash outflows from operating leases	$1,437	$1,570	$2,865	$3,315
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,637	$9	$3,899	$9

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	June 30, 2025	December 31, 2024
Weighted average lease liability term (in years)	4.7	4.6
Weighted average discount rate	6.02%	5.45%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheets at June 30, 2025. The reconciliation excludes short-term leases that are not recorded in our consolidated balance sheets.

(In thousands)	June 30, 2025
2025 (remaining 6 months)	$2,224
2026	3,925
2027	3,185
2028	1,530
2029	716
Thereafter	2,167
Total lease payments	13,747
Less: imputed interest	(1,876)
Total lease liabilities	$11,871

At June 30, 2025, we did not have any operating leases that had not yet commenced.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 8 — Lines of Credit

U.S. Line of Credit

On December 16, 2024, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association, which provides for a revolving line of credit ("U.S. Credit Line") through April 30, 2026. We expect to renew the U.S. Credit Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At June 30, 2025, the U.S. Credit Line total availability was $53.6 million based upon the AR Ratio. At July 15, 2025, the U.S. Credit Line total availability was $57.1 million based upon the AR Ratio.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2025 and December 31, 2024.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The amendment also contains a facility fee of 0.25%. The interest rate in effect at June 30, 2025 and December 31, 2024 were 7.29% and 7.31%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Subsequent to December 31, 2024, our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Second Amended Credit Agreement at June 30, 2025.

At June 30, 2025 and December 31, 2024, we had $19.0 million and $26.0 million outstanding under the U.S. Credit Line, respectively. At June 30, 2025, our remaining availability under our U.S. Credit Line was $34.6 million. Our total interest expense on borrowings under the U.S. Credit Line was $0.5 million and $1.1 million during the three months ended June 30, 2025 and 2024, respectively. Our total interest expense on borrowings under the U.S. Credit Line was $1.1 million and $2.4 million during the six months ended June 30, 2025 and 2024, respectively. Our total facility fee expense under the U.S. Credit Line was $47.4 thousand and $63.2 thousand during the three months ended June 30, 2025 and 2024, respectively. Our total facility fee expense under the U.S. Credit Line was $94.3 thousand and $76.4 thousand during the six months ended June 30, 2025 and 2024, respectively.

China Line of Credit

In August 2024, our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), executed a Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line"). As a continuation of the agreement, on July 30, 2025, we executed an amendment to the Line of Credit Agreement, which extends the term of the China Credit Line to July 16, 2026. We expect to renew our China Credit Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line may be used for working capital purposes.

At June 30, 2025, the China Credit Line had a maximum availability up to RMB 80.0 million (approximately $11.2 million), subject to meeting certain financial conditions. At July 30, 2025, as part of the executed amendment, the China Credit Line maximum availability increased to RMB 130.0 million (approximately $18.1 million).

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2025 and December 31, 2024.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rate in effect at June 30, 2025 and December 31, 2024 was 3.07%.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the six months ended June 30, 2025.

At June 30, 2025 and December 31, 2024, we had RMB 80.0 million (approximately $11.2 million) outstanding under the China Credit Line. At June 30, 2025, we had no remaining availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 0.6 million (approximately $0.1 million) during the three months ended June 30, 2025. Our total interest expense on borrowings under the China Credit Line was RMB $1.2 million (approximately $0.2 million) during the six months ended June 30, 2025.

Note 9 — Income Taxes

We recorded income tax expense of $1.8 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively. We recorded income tax expense of $4.0 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively. The income tax expense recorded for the six months ended June 30, 2025 and June 30, 2024 is primarily attributable to the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended June 30, 2025 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items, including a tax on global intangible low-taxed income. The Company's income tax provision can be affected by other factors, including changes in the tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2024, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2024, we had a three-year cumulative operating loss for our U.S. operations and have accordingly provided a valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended June 30, 2025, there was no change to our U.S. valuation allowance position.

At June 30, 2025, we had gross unrecognized tax benefits of $3.8 million, including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on U.S. federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at June 30, 2025 and December 31, 2024 and are included in the unrecognized tax benefits.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the United States H.R. 1 includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the U.S. international tax framework, and the restoration of favorable tax treatment for certain business provisions. This legislation has multiple effective dates, with certain provisions becoming effective beginning in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Accrued bonus	$965	$2,386
Accrued commission	410	1,545
Accrued salary/wages (1)	3,921	4,676
Accrued social insurance (2)	6,911	6,718
Accrued vacation/holiday	3,128	3,036
Other accrued compensation	2,431	2,566
Total accrued compensation	$17,766	$20,927
(1)Includes $0.2 million of accrued severance expenses at June 30, 2025 related to our Mexico manufacturing footprint optimization efforts. Includes $0.8 million and $0.1 million of accrued severance expenses at December 31, 2024 related to our Mexico and Asia manufacturing footprint optimization efforts, respectively. See Note 12 for further information related to our restructuring activities.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2025 and December 31, 2024.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Contract liabilities	$3,350	$2,521
Duties	1,211	543
Expense associated with fulfilled performance obligations	588	678
Freight and handling fees	2,195	2,275
Interest	10	10
Legal judgment (1)	—	4,162
Operating lease obligations	3,419	3,553
Product warranty claims costs	41	35
Professional fees	1,284	1,128
Sales and value added taxes	3,211	2,684
Other (2)	3,171	3,419
Total other accrued liabilities	$18,480	$21,008
(1)This amount relates to the judgment of a lawsuit with an employment agency in the PRC. See Note 12 for further information related to this matter.
(2)Includes $0.3 million and $0.1 million at June 30, 2025 and December 31, 2024, respectively, associated with the purchase of property, plant and equipment.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 12 — Commitments and Contingencies

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E).

Our non-cancellable purchase commitments were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Inventory purchase commitments	$9,263	$9,292
PP&E purchase commitments	593	927
Total purchase commitments	$9,856	$10,219

These amounts are expected to be paid within the next twelve months.

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$35	$522
Additions (reductions) to costs and expenses	6	—
Settlements (in cash or in kind)	—	—
Foreign currency translation gain (loss)	—	—
Balance at end of period	$41	$522

Restructuring Activities

Asia

In conjunction with our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC, we stopped all production activities and began to shut down our southwestern China factory beginning in the third quarter of 2023. In addition, during the fourth quarter of 2024, we stopped production activities and shut down one of our eastern PRC factories. We incurred no severance or other exit costs during the six months ended June 30, 2025 and $0.1 million of severance and $0.1 million of other exit costs for the six months ended June 30, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $4.6 million in factory restructuring charges since September 2023. This factory restructuring was completed in the fourth quarter of 2024 and we do not expect to incur any further expenses associated with this plan.

Mexico

As part of our plan to restructure and optimize our factory footprint, we have worked to downsize our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. We have leased a smaller facility and reduced our factory headcount during the three months ended June 30, 2024. We incurred no severance or other exit costs during the three months ended June 30, 2025 and $0.9 million of severance and $0.6 million of other exit costs during the three months ended June 30, 2024. We incurred no severance or other exit costs during the six months ended June 30, 2025 and $1.4 million of severance and $1.0 million of other exit costs during the six months ended June 30, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $3.0 million in factory restructuring charges since January 2024.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the three months ended June 30, 2025 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	3,585	2,008	1,577
Cash payments	(3,036)	(1,288)	(1,748)
Balance at December 31, 2024	$1,011	$867	$144
Restructuring charges	—	—	—
Cash payments	(839)	(702)	(137)
Balance at June 30, 2025	$172	$165	$7
Total costs incurred inception to date	$7,600	$5,433	$2,167
Total remaining expected expense to be incurred as of June 30, 2025	$—	$—	$—

We have continued to evaluate our global manufacturing footprint as part of our overall cost optimization and return to profitability strategy. In late July 2025, our Board approved a plan to shut down our Mexico manufacturing facility. We expect this shutdown to be completed by the end of 2025 with material shutdown-related expenses recorded throughout the remainder of the year. No amounts associated with this shutdown have been accrued at June 30, 2025.

Litigation

Roku Matters

UEI and Roku Inc. ("Roku") and certain of its customers have been in litigation in various forums since 2018 — i.e., two actions in the Central District of California ("CDCA") beginning in 2018 and 2020 including related cases against certain of Roku's customers (collectively, the "CDCA cases"), the International Trade Commission ("ITC"), the Patent and Trademark Office ("PTO") (ex parte reexams) and the Patent and Trademark Appeals Board ("PTAB"). The CDCA cases have all been stayed on various grounds since 2019. The 2018 case was stayed in November 2019 pending resolution of Roku initiated PTO and PTAB matters, all of which have since been resolved.

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

While this ITC matter has been finally resolved and Roku has no more ability to appeal, we have agreed to continue the stay of the CDCA cases pending the outcome of one final PTAB action involving one of our patents. UEI and Roku participated in a hearing on July 28, 2025 regarding the consolidation of the 2018 and 2020 cases, the stay of the cases, and amending the claims that UEI would be allowed to move forward with a consolidated case by the court if unstayed. On July 29, 2025 the Judge issued an order lifting the stay, consolidating the cases and allowing UEI to move forward on 25 claims in the case. The Court set a scheduling conference for the consolidated district court case on September 29, 2025.

Roku also filed its own retaliatory ITC action against UEI and certain of our customers on two patents it purchased for this purpose. Roku’s action failed when on June 24, 2022, the ALJ found one of Roku’s patents to be invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued its initial determination ("ID") fully exonerating us and our customers finding Roku’s second patent invalid and that Roku failed to establish the requisite domestic industry and thus no violation of the Tariff Act. Roku and UEI filed petitions to appeal certain portions of the ID. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. In December

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
2022, Roku filed an appeal. Further, on October 23, 2023, the PTAB issued its Final Written Decision invalidating all of Roku's infringement claims. Roku also filed an appeal of this decision. Oral argument occurred May 9, 2025. On June 17, 2025, the Federal Circuit affirmed the PTAB decision that invalidated the Roku patent and also remanded the case to the PTAB with respect to one remaining claim. We expect a decision with respect to the one remaining claim from the PTAB in late 2025 or early 2026. As a companion to its ITC request, on April 8, 2021, Roku also filed a lawsuit against us in Federal CDCA alleging that we are infringing the same two patents they alleged were infringed in the ITC investigation explained above. This District Court case has been stayed pending their ITC case, and will likely continue to be stayed pending the conclusion of Roku's appeal of their ITC case.

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

On January 8, 2025, the U.S. Court of Appeals for the Federal Circuit ("USCAFC") heard oral arguments on the appeal by the lead plaintiff from the CIT March 17, 2023 decision in which the CIT sustained the List 3 and List 4 tariffs, concluding that USTR's rationale in support of the tariffs was not impermissibly post hoc. A decision from the USCAFC is expected by the end of 2025.

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiaries, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), claiming among other things, breach of an employment agency, and as is standard in Chinese litigation matters such as these, TS requested the Court to order a hold on GTY's bank account for the total claimed amount. On February 8, 2024, we deposited RMB 35.0 million (approximately $4.9 million) with the court. On July 12, 2024, we were refunded RMB 10.0 million (approximately $1.4 million) of the original deposit. This deposit was included in prepaid expenses and other current assets on our consolidated balance sheets at December 31, 2024. On December 20, 2024, the Jiangsu Province Baoying People’s Court rendered a decision in favor of TS and ordered a judgment of RMB 27.4 million (approximately $3.8 million) plus interest and costs totaling approximately RMB 30.4 million (approximately $4.2 million). We recorded an accrual of RMB 30.4 million (approximately $4.2 million) for this judgment during the fourth quarter of 2024. This accrual is included in other accrued expenses on our consolidated balance sheets at December 31, 2024. We filed an appeal of this judgment and on May 20, 2025, the Jiangsu Province Yangzhou Intermediate People's Court affirmed the lower court’s decision in its entirety. The full judgment amount of RMB 30.4 million (approximately $4.2 million) was paid to TS during the second quarter of 2025. Both the deposit and accrual have been released from our consolidated balance sheets at June 30, 2025. GTY has the right to make a further and final appeal to the highest court of the province. GTY has not yet determined whether it will pursue an appeal.

IT Convergence, Inc. Matters

In mid-2024, an arbitration proceeding commenced between UEI and IT Convergence, Inc. ("IT Convergence"). IT Convergence has alleged misappropriation of confidential information and theft of trade secrets. We have denied these claims and have filed a counterclaim asserting breach of contract. Fact discovery, including document production and depositions, has been completed. Opening briefs and a pre-hearing conference have been completed in July 2025. The arbitration hearing is scheduled to take place in early August 2025, and a decision from the arbitrator is expected in early September 2025.

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
JUNE 30, 2025
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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 221,638 shares of our common stock. On May 6, 2025, our Board of Directors authorized management to continue to execute under the Share Repurchase Program. As a result, pursuant to this authorization, we may, from time to time, until August 6, 2025, repurchase up to the lesser of $4.0 million worth of our common stock or 778,362 shares (the total remaining number shares available for repurchase under the Share Repurchase Program) in privately negotiated and/or open-market transactions, including pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time.

We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises.

Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Open market shares repurchased	—	122
Stock-based compensation related shares repurchased	101	73
Total shares repurchased	101	195

Cost of open market shares repurchased	$—	$1,109
Cost of stock-based compensation related shares repurchased	748	732
Total cost of shares repurchased	$748	$1,841

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board of Directors deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of sales	$12	$20	$28	$47
Research and development expenses	124	142	282	373
Selling, general and administrative expenses:
Employees	1,217	1,204	2,493	2,755
Outside directors	296	94	630	189
Total employee and director stock-based compensation expense	$1,649	$1,460	$3,433	$3,364
Income tax benefit	$185	$220	$432	$507

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	595	$13.07
Granted	220	6.70
Vested	(321)	14.96
Forfeited	(33)	10.16
Non-vested at June 30, 2025	461	$8.94

As of June 30, 2025, we expect to recognize $3.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 2.1 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	116	$4.72
Granted	284	2.24
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2025	400	$2.96

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average fair value of grants	$2.24	$—	$2.24	$4.72
Risk-free interest rate	3.84%	—%	3.84%	4.08%
Expected volatility	58.00%	—%	58.00%	57.00%
Expected life in years	2.63	0.00	2.63	2.73

As of June 30, 2025, we expect to recognize $0.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average period of 2.1 years.

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	779	$35.67
Granted	—	—
Exercised	—	—		$—
Forfeited/canceled/expired	(88)	$44.95
Outstanding at June 30, 2025 (1)	691	$34.50	3.00	$—
Vested and expected to vest at June 30, 2025 (1)	691	$34.50	3.00	$—
Exercisable at June 30, 2025 (1)	663	$34.90	2.91	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2025. This amount will change based on the fair market value of our stock.

As of June 30, 2025, we expect to recognize $0.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 0.6 years.

Note 15 — Other Income (Expense), Net

The Central Bank of Argentina maintains certain currency controls that limit the amount of U.S. Dollars that may be remitted from Argentine entities, including certain of our customers. As a result of these controls, an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") emerged in Argentina, which allows entities to remit U.S. Dollars from Argentina through the purchase and sale of BCS securities. During the three and six months ended June 30, 2025, in order to collect an open accounts receivable balance with an Argentine customer, we purchased $1.3 million and $2.5 million, respectively, and sold BCS securities of and $1.2 million and $2.3 million, respectively, and incurred a loss on the transactions of $0.1 million and $0.2 million, respectively, which is recorded in other income (expense) on our consolidated statements of operations.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net gain (loss) on foreign currency exchange contracts (1)	$(397)	$(195)	$(618)	$(215)
Net gain (loss) on foreign currency exchange transactions	(1,342)	(159)	(924)	(243)
Other income (expense) (2)	(12)	265	(157)	289
Other income (expense), net	$(1,751)	$(89)	$(1,699)	$(169)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
(2)Included in this amount is $0.1 million and $0.2 million of loss related to BCS security transactions during the three and six months ended June 30, 2025, respectively.

Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2025	2024	2025	2024
BASIC
Net income (loss)	$(2,912)	$(8,193)	$(9,186)	$(16,842)
Weighted-average common shares outstanding	13,200	12,917	13,141	12,909
Basic earnings (loss) per share	$(0.22)	$(0.63)	$(0.70)	$(1.30)

DILUTED
Net income (loss)	$(2,912)	$(8,193)	$(9,186)	$(16,842)
Weighted-average common shares outstanding for basic	13,200	12,917	13,141	12,909
Dilutive effect of restricted stock, performance stock awards and stock options	—	—	—	—
Weighted-average common shares outstanding on a diluted basis	13,200	12,917	13,141	12,909
Diluted earnings (loss) per share	$(0.22)	$(0.63)	$(0.70)	$(1.30)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Stock options	691	779	709	813
Restricted stock awards	498	452	517	473
Performance stock awards	372	116	244	93

Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	June 30, 2025				December 31, 2024
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(79)	$—	$(79)	$—	$(249)	$—	$(249)

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.4 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we had a pre-tax loss of $0.6 million and $0.2 million, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
June 30, 2025	USD/CNY	CNY	$40.0	7.1388	$(22)	July 31, 2025
June 30, 2025	USD/EUR	USD	$5.0	1.1669	$(57)	July 31, 2025
December 31, 2024	USD/CNY	CNY	$28.0	7.2316	$(406)	January 10, 2025
December 31, 2024	USD/EUR	USD	$8.0	1.0569	$157	January 10, 2025
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 18 - Reportable Segment

Our chief operating decision maker, our Office of CEO, reviews financial information presented on a consolidated basis, including consolidated net income and its components, as reported on our consolidated statements of operations, accompanied by disaggregated information about revenues, for purposes of making operating decisions and assessing financial performance of our single consolidated segment, primarily by monitoring actual results versus our internal budget and forecasts.

Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue	$97,665	$90,452	$189,991	$182,352
Less:
Adjusted cost of sales (1)	68,457	64,480	134,684	130,365
Adjusted research and development expenses (2)	6,835	7,378	13,908	14,968
Adjusted operating expenses (3)	19,509	19,741	40,011	41,573
Other segment items (4)	5,776	7,046	10,574	12,288
Net income (loss)	$(2,912)	$(8,193)	$(9,186)	$(16,842)
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

Cautionary Statement

All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include supply chain issues; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; plans to shut down our Mexico manufacturing facility, including the timing thereof; continued availability of cash through borrowing under our revolving lines of credit; the effects of natural or other events beyond our control, including the effects of political unrest, war, terrorist activities, other hostilities, or the outbreak of infectious diseases may have on us or the economy; the economic environments, including increases in interest rates and recessionary effects on us or our customers; the effects of doing business internationally, including expanded use of tariffs, pertaining to the importation of our products, particularly in light of the recent U.S. presidential administrative actions and the responsive retaliatory actions of foreign governments; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations with respect to the impact of changes in tax laws; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

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

To recap our results for the three months ended June 30, 2025:

•Net sales increased 8.0% to $97.7 million for the three months ended June 30, 2025 from $90.5 million for the three months ended June 30, 2024.
•Our gross margin percentage increased to 29.9% for the three months ended June 30, 2025 from 28.7% for the three months ended June 30, 2024.
•Operating expenses, as a percentage of net sales, decreased to 28.9% for the three months ended June 30, 2025 from 33.6% for the three months ended June 30, 2024.
•Our operating income was $1.0 million for the three months ended June 30, 2025 compared to operating loss of $4.5 million for the three months ended June 30, 2024. Our operating income percentage was 1.0% for the three months ended June 30, 2025 compared to our operating loss percentage of 4.9% for the three months ended June 30, 2024.
•Income tax expense was $1.8 million for the three months ended June 30, 2025 compared to $2.8 million for the three months ended June 30, 2024.

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

Manufacturing Footprint

We have continued to evaluate our global manufacturing footprint as part of our overall cost optimization and return to profitability strategy. In late July 2025, our Board approved a plan to shut down our Mexico manufacturing facility based upon strong productivity at our Vietnam factory and decreased demand in our home entertainment channel. We expect this shut down to be completed by the end of 2025 with material shutdown-related expenses recorded throughout the remainder of the year.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.1	71.3	70.9	71.5
Gross profit	29.9	28.7	29.1	28.5
Research and development expenses	7.1	8.3	7.4	8.4
Selling, general and administrative expenses	21.8	23.6	23.1	24.9
Factory restructuring charges	—	1.7	—	1.4
Operating income (loss)	1.0	(4.9)	(1.4)	(6.2)
Interest income (expense), net	(0.3)	(0.9)	(0.4)	(1.0)
Other income (expense), net	(1.8)	(0.1)	(0.9)	(0.1)
Income (loss) before provision for income taxes	(1.1)	(5.9)	(2.7)	(7.3)
Provision for (benefit from) income taxes	1.9	3.1	2.1	1.9
Net income (loss)	(3.0)%	(9.0)%	(4.8)%	(9.2)%

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
Net sales. Net sales for the three months ended June 30, 2025 were $97.7 million compared to $90.5 million for the three months ended June 30, 2024. Net sales by channel were as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Connected home	$34,099	$23,291
Home entertainment	63,566	67,161
Total net sales	$97,665	$90,452

Net sales in connected home were $34.1 million for the three months ended June 30, 2025 compared to $23.3 million for the three months ended June 30, 2024. This growth is driven primarily by shipments to large climate control and home automation customers relating to projects won over the past couple of years.

Net sales in home entertainment were $63.6 million for the three months ended June 30, 2025 compared to $67.2 million for the three months ended June 30, 2024. The sales decrease in the home entertainment channel is due to lower demand for subscription broadcasting products in Latin America, specifically basic remote controls with low price points. In addition, certain customers in the consumer electronics industry experienced lower demand for televisions, resulting in a decrease in remote control sales in this market.

Gross profit. Gross profit for the three months ended June 30, 2025 was $29.2 million compared to $26.0 million for the three months ended June 30, 2024. Gross profit as a percentage of sales increased to 29.9% for the three months ended June 30, 2025 from 28.7% for the three months ended June 30, 2024. A stronger U.S. Dollar versus the functional currencies at our manufacturing facilities in Vietnam and Mexico coupled by a weaker U.S. Dollar compared to the Euro and British Pound resulted in a 100 basis point improvement to our gross margin rate. Operational efficiencies, primarily in our Vietnam facility, offset partially by unfavorable sales mix, yielded an additional 20 basis points of rate improvement.

Research and development ("R&D") expenses. R&D expenses decreased to $7.0 million for the three months ended June 30, 2025 from $7.5 million for the three months ended June 30, 2024 due to headcount reductions.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased slightly to $21.2 million for the three months ended June 30, 2025 from $21.3 million for the three months ended June 30, 2024.

Factory restructuring charges. During the three months ended June 30, 2024, we recorded $1.6 million in expense, which included severance and moving costs associated with the streamlining of our factory in Mexico.

Interest income (expense), net. Interest expense, net decreased to $0.4 million for the three months ended June 30, 2025 from $0.8 million for the three months ended June 30, 2024, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other expense, net was $1.8 million for the three months ended June 30, 2025 compared to $0.1 million for the three months ended June 30, 2024. This was due to an increase in foreign currency losses resulting from the significant weakening of the U.S. Dollar in the second quarter of 2025.

Provision for income taxes. Income tax expense was $1.8 million for the three months ended June 30, 2025, relative to a pre-tax loss of $1.1 million, compared to income tax expense of $2.8 million for the three months ended June 30, 2024, relative to a pre-tax loss of $5.4 million. Consistent with 2024, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2025, resulting in an elevated effective tax rate.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Net sales. Net sales for the six months ended June 30, 2025 were $190.0 million compared to $182.4 million for the six months ended June 30, 2024. Net sales by channel were as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Connected home	$65,828	$47,462
Home entertainment	124,163	134,890
Total net sales	$189,991	$182,352

Net sales in connected home were $65.8 million for the six months ended June 30, 2025 compared to $47.5 million for the six months ended June 30, 2024. This growth is driven primarily by shipments to large climate control and home automation customers relating to projects won over the past couple of years.

Net sales in home entertainment were $124.2 million for the six months ended June 30, 2025 compared to $134.9 million for the six months ended June 30, 2024. The sales decrease in the home entertainment channel is due primarily to lower demand for subscription broadcasting and consumer electronic products. Sales in the Latin American market have declined because we typically sell remote controls with basic features in this market, resulting in us having to compete on price with low-cost providers. In addition, certain customers in the consumer electronics industry experienced lower demand for televisions, resulting in a decrease in remote control sales in this market.

Gross profit. Gross profit for the six months ended June 30, 2025 was $55.3 million compared to $51.9 million for the six months ended June 30, 2024. Gross profit as a percentage of sales increased to 29.1% for the six months ended June 30, 2025 from 28.5% for the six months ended June 30, 2024. A stronger U.S. Dollar versus the functional currencies at our manufacturing facilities in Vietnam and Mexico coupled by a weaker U.S. Dollar compared to the Euro and British Pound resulted in a 90 basis point improvement to our gross margin rate. Unfavorable sales mix, offset partially by additional operational efficiencies at our Vietnam facility, resulted in a 30 basis point reduction in our gross margin rate.

R&D expenses. R&D expenses decreased to $14.2 million for the six months ended June 30, 2025 from $15.3 million for the six months ended June 30, 2024 due primarily to headcount reductions.

SG&A expenses. SG&A expenses decreased to $43.8 million for the six months ended June 30, 2025 from $45.3 million for the six months ended June 30, 2024. This decrease was driven by our continued cost control efforts including a reduction in headcount and related expenses as well as a decrease in professional services costs.

Factory restructuring charges. During the six months ended June 30, 2024, we recorded $2.6 million in expense, which included severance and moving costs associated with the closure of our southern China factory and the streamlining of our factory in Mexico.

Interest income (expense), net. Interest expense, net decreased to $0.7 million for the six months ended June 30, 2025 from $1.8 million for the six months ended June 30, 2024, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other expense, net was $1.7 million for the six months ended June 30, 2025 compared to $0.2 million for the six months ended June 30, 2024. This was due to an increase in foreign currency losses resulting from the significant weakening of the U.S. Dollar in the second quarter of 2025.

Provision for income taxes. Income tax expense was $4.0 million for the six months ended June 30, 2025, relative to a pre-tax loss of $5.2 million, compared to income tax expense of $3.5 million for the six months ended June 30, 2024, relative to a pre-tax loss of $13.3 million. Consistent with 2024, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2025, resulting in an elevated effective tax rate.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$34,261	$26,783
Available borrowing resources	$34,600	$32,300

Cash and cash equivalents – On June 30, 2025, we had $1.9 million, $13.4 million, $4.1 million, $7.6 million and $7.3 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association provides for a revolving line of credit ("U.S. Credit Line") that expires on April 30, 2026. We expect to renew the U.S. Credit Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us.

The U.S. Credit Line has a maximum availability up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At June 30, 2025, the U.S. Credit Line total availability was $53.6 million based upon the AR Ratio. At July 15, 2025, the U.S. Credit Line total availability was $57.1 million based upon the AR Ratio.

The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2025. At June 30, 2025, we had an outstanding balance of $19.0 million on our U.S. Credit Line and $34.6 million of availability.

Our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), has a Line of Credit Agreement ("Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line" and, together with the U.S. Credit Line, "Credit Lines"). As a continuation of the agreement, on July 30, 2025, we executed an amendment to the Line of Credit Agreement, which extends the term of the China Credit Line to July 16, 2026. We expect to renew our China Credit

Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us.

At June 30, 2025, the China Credit Line had a maximum availability up to RMB 80.0 million (approximately $11.2 million), subject to meeting certain financial conditions. At July 30, 2025, as part of the executed amendment, the China Credit Line maximum availability increased to RMB 130.0 million (approximately $18.1 million).

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2025. At June 30, 2025, we had an outstanding balance of RMB 80.0 million (approximately $11.2 million) on our China Credit Line and no remaining availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Lines.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Six Months Ended June 30, 2025	Increase (Decrease)	Six Months Ended June 30, 2024
Cash provided by (used for) operating activities	$17,705	$15,030	$2,675
Cash provided by (used for) investing activities	(3,989)	1,015	(5,004)
Cash provided by (used for) financing activities	(7,748)	8,093	(15,841)
Effect of foreign currency exchange rates on cash and cash equivalents	1,510	2,963	(1,453)
Net increase (decrease) in cash and cash equivalents	$7,478	$27,101	$(19,623)

	June 30, 2025	Increase (Decrease)	December 31, 2024
Cash and cash equivalents	$34,261	$7,478	$26,783
Working capital	$87,061	$2,858	$84,203

Net cash provided by operating activities was $17.7 million during the six months ended June 30, 2025 compared to net cash provided by operating activities of $2.7 million during the six months ended June 30, 2024. Net loss was $9.2 million for the six months ended June 30, 2025 compared to net loss of $16.8 million for the six months ended June 30, 2024. Depreciation and amortization was $7.6 million for the six months ended June 30, 2025 compared to $9.1 million for the six months ended June 30, 2024, resulting from fewer purchases of property, plant and equipment over recent years, commensurate with production volume declines. Inventories decreased by $1.7 million during the six months ended June 30, 2025 compared to an increase of $0.9 million during the six months ended June 30, 2024. The decrease in inventories is primarily the result of improved inventory management. A decrease in accounts receivable and contract assets caused mainly by a decrease in sales outstanding resulted in cash inflows of $23.3 million and $13.1 million during the six months ended June 30, 2025 and June 30, 2024, respectively. Days sales outstanding were 75 days at June 30, 2025 compared to 91 days at June 30, 2024. A decrease in accounts payable and accrued liabilities caused mainly by a decrease in inventory purchases and timing of payments throughout the quarter resulted in cash outflows of $15.4 million and $5.5 million during the six months ended June 30, 2025 and June 30, 2024, respectively. A decrease in prepaid expenses and other assets caused mainly by the release of the deposit associated with our litigation with Tongshun Company resulted in cash inflows of $3.7 million during the six months ended June 30, 2025 compared to cash outflows of $1.6 million during the six months ended June 30, 2024.

Net cash used for investing activities during the six months ended June 30, 2025 was $4.0 million, of which $2.5 million, $2.3 million and $1.5 million was used for the purchase of Blue Chip Swap securities, capital expenditures and the development of patents, respectively. Offsetting these amounts was $2.3 million received upon the sale of Blue Chip Swap securities. Net cash used for investing activities during the six months ended June 30, 2024 was $5.0 million, of which $2.7 million and $2.3 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents, respectively. We estimate that we will incur between $5.0 million and $7.0 million during the remainder of 2025.

Net cash used for financing activities was $7.7 million during the six months ended June 30, 2025 compared to $15.8 million during the six months ended June 30, 2024. The primary financing activities during the six months ended June 30, 2025 and 2024 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $7.0 million during the six months ended June 30, 2025 compared to $14.0 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, we repurchased 101,000 shares of our common stock at a cost of $0.7 million compared to our repurchase of 195,000 shares at a cost of $1.8 million during the six months ended June 30, 2024.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$30,155	$30,155	$—	$—	$—
Inventory purchases	9,263	9,263	—	—	—
Operating lease obligations	14,403	4,335	6,166	1,735	2,167
Property, plant, and equipment purchases	593	593	—	—	—
Software license	6,582	1,020	2,355	2,566	641
Total material cash commitments	$60,996	$45,366	$8,521	$4,301	$2,808

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Lines for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we pay interest on outstanding borrowings on our U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin as defined in the Second Amended Credit Agreement. Under our Line of Credit Agreement, we pay interest on outstanding borrowings on our China Credit Line based on the one-year rate from the National Interbank Funding Center, less a 0.1% margin. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.2 million annual impact on net income based on our outstanding Credit Lines balance at June 30, 2025.

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

Foreign Currency Exchange Rate Risk

At June 30, 2025, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our PRC-based factory where the majority of our products originate. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Chinese Yuan Renminbi, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at June 30, 2025, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from June 30, 2025, net income in the third quarter of 2025 would fluctuate by approximately $3.5 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to lawsuits arising out of the conduct of our business. The discussion of our litigation matters contained in Note 12 to the "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the 2024 Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended June 30, 2025, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	17,929	$4.71	—	778,362
May 1, 2025 - May 31, 2025	24,588	6.51	—	778,362
June 1, 2025 - June 30, 2025	17,622	6.80	—	778,362
Total	60,139	$6.06	—

(1)Of the repurchases in April, May and June, 17,929, 24,588 and 17,622 shares, respectively, represent shares of common stock of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
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

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.1
Cooperation Agreement, dated May 2, 2025, by and among Universal Electronics Inc., Kent Lake Partners LP, Kent Lake PR LLC, and Benjamin Natter (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2025 (File No.0-21044))

10.2
Tenth Amendment to Second Amended and Restated Credit Agreement signed July 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

10.3	Line of Credit Agreement signed July 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

10.4	Form of Working Capital Loan Contract (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

31.1	Rule 13a-14(a) Certification of Richard K. Carnifax, Interim Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certification of Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32 **
Section 1350 Certifications of Richard K. Carnifax, Interim Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Bryan M. Hackworth, Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc., pursuant to 18 U.S.C. Section 1350.

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

** The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 7, 2025	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Bryan M. Hackworth
Bryan M. Hackworth
Chief Financial Officer (principal financial officer and
principal accounting officer)