Form 10-Q
period 2025-09-30
UNIVERSAL ELECTRONICS INC
filed 2025-11-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,366,106 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 4, 2025.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$31,506	$26,783
Accounts receivable, net	83,800	114,182
Contract assets	5,739	10,346
Inventories	80,605	79,355
Prepaid expenses and other current assets	6,081	9,478
Income tax receivable	849	2,350
Total current assets	208,580	242,494
Property, plant and equipment, net	29,331	34,207
Intangible assets, net	22,583	24,038
Operating lease right-of-use assets	11,003	14,322
Deferred income taxes	5,937	6,425
Other assets	3,263	1,868
Total assets	$280,697	$323,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,200	$72,031
Lines of credit	18,256	36,960
Accrued compensation	19,136	20,927
Accrued sales discounts, rebates and royalties	5,234	5,204
Accrued income taxes	4,025	2,161
Other accrued liabilities	18,867	21,008
Total current liabilities	124,718	158,291
Long-term liabilities:
Operating lease obligations	6,889	9,232
Deferred income taxes	2,144	1,931
Income tax payable	72	72
Other long-term liabilities	729	723
Total liabilities	134,552	170,249
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,137,645 and 25,712,940 shares issued on September 30, 2025 and December 31, 2024, respectively	261	257
Paid-in capital	349,399	344,697
Treasury stock, at cost, 12,772,743 and 12,666,443 shares on September 30, 2025 and December 31, 2024, respectively	(372,710)	(371,930)
Accumulated other comprehensive income (loss)	(21,721)	(28,350)
Retained earnings	190,916	208,431
Total stockholders' equity	146,145	153,105
Total liabilities and stockholders' equity	$280,697	$323,354

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$90,552	$102,073	$280,543	$284,425
Cost of sales	65,430	71,341	200,142	201,753
Gross profit	25,122	30,732	80,401	82,672
Research and development expenses	6,687	7,338	20,877	22,679
Selling, general and administrative expenses	22,106	22,872	65,941	68,213
Factory restructuring charges (Note 12)	841	104	841	2,723
Operating income (loss)	(4,512)	418	(7,258)	(10,943)
Interest income (expense), net	(244)	(891)	(955)	(2,656)
Other income (expense), net	(1,002)	274	(2,701)	105
Income (loss) before provision for income taxes	(5,758)	(199)	(10,914)	(13,494)
Provision for income taxes	2,571	2,459	6,601	6,006
Net income (loss)	$(8,329)	$(2,658)	$(17,515)	$(19,500)

Earnings (loss) per share:
Basic	$(0.62)	$(0.20)	$(1.33)	$(1.51)
Diluted	$(0.62)	$(0.20)	$(1.33)	$(1.51)
Shares used in computing earnings (loss) per share:
Basic	13,340	12,985	13,207	12,935
Diluted	13,340	12,985	13,207	12,935
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(8,329)	$(2,658)	$(17,515)	$(19,500)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	806	2,200	6,629	(2,293)
Comprehensive income (loss)	$(7,523)	$(458)	$(10,886)	$(21,793)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the nine months ended September 30, 2025:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	25,713	$257	(12,666)	$(371,930)	$344,697	$(28,350)	$208,431	$153,105
Net loss							(6,274)	(6,274)
Currency translation adjustment						1,578		1,578
Shares issued for employee benefit plan and compensation	124	1			158			159
Purchase of treasury shares			(41)	(383)				(383)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,784			1,784
Balance at March 31, 2025	25,845	$258	(12,707)	$(372,313)	$346,639	$(26,772)	$202,157	$149,969
Net loss							(2,912)	(2,912)
Currency translation adjustment						4,245		4,245
Shares issued for employee benefit plan and compensation	197	2			170			172
Purchase of treasury shares			(60)	(365)				(365)
Shares issued to directors	44	1			—			1
Employee and director stock-based compensation					1,649			1,649
Balance at June 30, 2025	26,086	$261	(12,767)	$(372,678)	$348,458	$(22,527)	$199,245	$152,759
Net loss							(8,329)	(8,329)
Currency translation adjustment						806		806
Shares issued for employee benefit plan and compensation	35	—			100			100
Purchase of treasury shares			(6)	(32)				(32)
Shares issued to directors	17	—			—			—
Employee and director stock-based compensation					841			841
Balance at September 30, 2025	26,138	$261	(12,773)	$(372,710)	$349,399	$(21,721)	$190,916	$146,145
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for the nine months ended September 30, 2024:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,346	$253	(12,460)	$(369,973)	$336,938	$(20,758)	$232,460	$178,920
Net loss							(8,649)	(8,649)
Currency translation adjustment						(1,591)		(1,591)
Shares issued for employee benefit plan and compensation	156	2			299			301
Purchase of treasury shares			(140)	(1,230)				(1,230)
Shares issued to directors	6	—			—			—
Employee and director stock-based compensation					1,904			1,904
Balance at March 31, 2024	25,508	$255	(12,600)	$(371,203)	$339,141	$(22,349)	$223,811	$169,655
Net income							(8,193)	(8,193)
Currency translation adjustment						(2,902)		(2,902)
Shares issued for employee benefit plan and compensation	111	1			361			362
Purchase of treasury shares			(55)	(611)				(611)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,460			1,460
Balance at June 30, 2024	25,627	$256	(12,655)	$(371,814)	$340,962	$(25,251)	$215,618	$159,771
Net Income							(2,658)	(2,658)
Currency translation adjustment						2,200		2,200
Shares issued for employee benefit plan and compensation	45	1			276			277
Purchase of treasury shares			(5)	(55)				(55)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,651			1,651
Balance at September 30, 2024	25,680	$257	(12,660)	$(371,869)	$342,889	$(23,051)	$212,960	$161,186
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(17,515)	$(19,500)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	11,080	13,528
Provision for credit losses	161	17
Deferred income taxes	961	1,056
Shares issued for employee benefit plan	431	940
Employee and director stock-based compensation	4,274	5,015
Impairment of long-lived assets	1,291	148
Changes in operating assets and liabilities:
Accounts receivable and contract assets	38,895	5,367
Inventories	1,403	(453)
Prepaid expenses and other assets	5,666	826
Accounts payable and accrued liabilities	(22,166)	(102)
Accrued income taxes	3,356	1,497
Net cash provided by (used for) operating activities	27,837	8,339
Cash flows from investing activities:
Purchase of Blue Chip Swap securities (Note 15)	(2,544)	—
Sale of Blue Chip Swap securities (Note 15)	2,314	—
Acquisitions of property, plant and equipment	(3,143)	(3,541)
Acquisitions of intangible assets	(2,331)	(3,150)
Net cash provided by (used for) investing activities	(5,704)	(6,691)
Cash flows from financing activities:
Borrowings under lines of credit	70,660	57,794
Repayments on lines of credit	(89,714)	(73,000)
Treasury stock purchased	(780)	(1,896)
Net cash provided by (used for) financing activities	(19,834)	(17,102)
Effect of foreign currency exchange rates on cash and cash equivalents	2,424	(1,010)
Net increase (decrease) in cash and cash equivalents	4,723	(16,464)
Cash and cash equivalents at beginning of period	26,783	42,751
Cash and cash equivalents at end of period	$31,506	$26,287

Supplemental cash flow information:
Income taxes paid	$2,673	$2,922
Interest paid	$1,708	$3,900
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

When we commit to a plan to abandon an operating lease at a future date, the amortization of the operating lease ROU asset and depreciation of the associated leasehold improvements are accelerated based on the revised useful life of the operating lease.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
See Note 8 for further information concerning our leases.

Recently Adopted Accounting Pronouncements

None.

Accounting Pronouncements Not Yet Effective

In September 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-06, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". This guidance removes all references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, or on a modified transition approach or a retrospective transition approach, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". This guidance allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements and disclosures.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2025	December 31, 2024
North America	$2,720	$1,986
People's Republic of China ("PRC")	11,597	10,117
Asia (excluding the PRC)	4,414	2,343
Europe	7,537	7,035
South America	5,238	5,302
Total cash and cash equivalents	$31,506	$26,783

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Goods and services transferred at a point in time	$75,652	$85,186	$224,699	$235,572
Goods and services transferred over time	14,900	16,887	55,844	48,853
Net sales	$90,552	$102,073	$280,543	$284,425

Our net sales to external customers by channel were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Connected home (1)	$29,793	$26,368	$95,621	$73,830
Home entertainment (2)	60,759	75,705	184,922	210,595
Net sales	$90,552	$102,073	$280,543	$284,425
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

Our net sales to external customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
United States	$24,926	$25,833	$84,458	$71,455
Asia (excluding PRC)	21,843	20,785	62,780	57,893
Europe	23,351	22,583	70,159	60,837
Latin America	6,737	9,164	20,095	26,888
PRC	8,287	17,747	25,460	49,560
Other	5,408	5,961	17,591	17,792
Total net sales	$90,552	$102,073	$280,543	$284,425

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
geographic areas.

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Trade receivables, gross	$73,422	$93,773
Allowance for credit losses	(1,213)	(1,863)
Allowance for sales returns	(283)	(383)
Trade receivables, net	71,926	91,527
Other (1)	11,874	22,655
Accounts receivable, net (2)	$83,800	$114,182
(1)Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)Accounts receivable, net at December 31, 2023 was $112.6 million.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$1,863	$815
Additions (reductions) to costs and expenses	161	17
Cash receipts	(665)	—
Write-offs/Foreign exchange effects	(146)	9
Balance at end of period	$1,213	$841

Contract Assets

Contract assets were $5.7 million and $10.3 million at September 30, 2025 and December 31, 2024, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

Contract Liabilities

We have current and non-current contract liability balances primarily consisting of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$4,068	$4,717	$3,237	$3,501
Payments received	502	981	3,351	4,444
Revenue recognized	(1,038)	(1,697)	(3,065)	(3,922)
Foreign exchange effects	1	31	10	9
Balance at end of period	$3,533	$4,032	$3,533	$4,032

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2025		2024
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$18,576	20.5%	$12,620	12.4%
Comcast Communications	$13,489	14.9%	(1)	(1)
Sony Corporation	(1)	(1)	$10,841	10.6%
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

	Nine Months Ended September 30,
	2025		2024
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$53,171	19.0%	$37,658	13.2%
Comcast Communications	$35,780	12.8%	(1)	(1)
(1)    Sales associated with this customer did not total more than 10% of our net sales for the indicated period.

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net was as follows:

	September 30, 2025		December 31, 2024
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Daikin Industries Ltd.	$10,502	12.5%	(1)	(1)
Comcast Communications	$9,133	10.9%	(1)	(1)
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories

Inventories were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$19,202	$21,245
Components	9,227	10,820
Work in process	2,863	1,896
Finished goods	49,313	45,394
Inventories	$80,605	$79,355

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended September 30,
	2025		2024
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$4,650	10.5%	(1)	(1)
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.

There were no purchases from suppliers that totaled more than 10% of our total inventory purchases for the nine months ended September 30, 2025 and 2024.

There were no trade payable balances to suppliers that totaled more than 10% of our total accounts payable at September 30, 2025 and December 31, 2024.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net ("PP&E") and operating lease right-of-use assets, were as follows:

(In thousands)	September 30, 2025	December 31, 2024
United States	$6,331	$9,683
PRC	19,782	22,139
Vietnam	7,969	8,520
Mexico	2,056	5,164
All other countries	4,196	3,023
Total long-lived tangible assets	$40,334	$48,529

PP&E are shown net of accumulated depreciation of $166.5 million and $156.8 million at September 30, 2025 and December 31, 2024, respectively.

Depreciation expense was $2.2 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $7.3 million and $9.7 million for the nine months ended September 30, 2025 and 2024, respectively.

We have continued to evaluate our global manufacturing footprint as part of our overall cost optimization and return to profitability strategy and, in July 2025, we decided to cease all production activities and began to shut down our Mexico manufacturing facility. As a result of this decision, we recorded impairment charges of $1.2 million in cost of sales on our consolidated statements of operations during the three and nine months ended September 30, 2025.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 6 — Intangible Assets, Net

Intangible Assets, Net

The components of intangible assets, net were as follows:

	September 30, 2025			December 31, 2024
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,659	$(512)	$1,147	$2,575	$(1,150)	$1,425
Customer relationships	6,340	(5,069)	1,271	6,340	(4,526)	1,814
Developed and core technology	740	(469)	271	740	(398)	342
Patents	35,046	(15,172)	19,874	34,758	(14,339)	20,419
Trademarks and trade names	50	(30)	20	450	(412)	38
Total intangible assets, net	$43,835	$(21,252)	$22,583	$44,863	$(20,825)	$24,038
(1)This table excludes the gross value of fully amortized intangible assets totaling $52.3 million and $49.3 million at September 30, 2025 and December 31, 2024, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$143	$207	$485	$488
Selling, general and administrative expenses	1,105	1,160	3,302	3,336
Total amortization expense	$1,248	$1,367	$3,787	$3,824

Estimated future annual amortization expense related to our intangible assets at September 30, 2025, was as follows:

(In thousands)
2025 (remaining 3 months)	$1,259
2026	4,866
2027	3,976
2028	3,056
2029	2,795
Thereafter	6,631
Total	$22,583

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At September 30, 2025, our operating leases had remaining lease terms of up to 35 years, including any reasonably probable extensions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Lease balances within our consolidated balance sheets were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$11,003	$14,322
Liabilities:
Other accrued liabilities	$3,686	$3,553
Long-term operating lease obligations	6,889	9,232
Total lease liabilities	$10,575	$12,785

Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$404	$562	$1,073	$1,859
Selling, general and administrative expenses	2,451	1,112	4,721	3,365
Total operating lease expense	$2,855	$1,674	$5,794	$5,224

Operating lease expenses from variable and short-term lease costs	$390	$315	$1,112	$832
Operating cash outflows from operating leases	$1,935	$2,062	$4,800	$5,377
Operating lease right-of-use assets obtained in exchange for lease obligations	$950	$160	$4,835	$169

As part of our continued evaluation of our global manufacturing footprint and our overall cost optimization and return to profitability strategy, we made the decision to cease production activities and shut down our manufacturing facility in Mexico and to vacate and abandon our office space in Carlsbad, California. As a result of these actions, we reassessed our Mexico factory lease and recorded a decrease of $0.7 million and $0.8 million to our Mexico operating lease ROU asset and lease liability, respectively, during the three months ended September 30, 2025. In addition, the estimated useful lives of the Mexico and Carlsbad related ROU assets were revised to reflect shorter lease terms than those originally estimated at lease inception. A change in the estimated useful life of a long-lived asset represents a change in accounting estimate and is accounted for prospectively. The Mexico ROU asset is expected to be fully amortized by December 31, 2025. The Carlsbad ROU asset was fully amortized as of September 30, 2025 and we recognized accelerated amortization of $1.3 million during the three and nine months ended September 30, 2025.

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	September 30, 2025	December 31, 2024
Weighted average lease liability term (in years)	4.2	4.6
Weighted average discount rate	5.77%	5.45%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheets at September 30, 2025. The reconciliation excludes short-term leases that are not recorded in our consolidated balance sheets.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

(In thousands)	September 30, 2025
2025 (remaining 3 months)	$826
2026	4,426
2027	2,971
2028	1,206
2029	581
Thereafter	2,139
Total lease payments	12,149
Less: imputed interest	(1,574)
Total lease liabilities	$10,575

At September 30, 2025, we did not have any operating leases that had not yet commenced.

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

The U.S. Credit Line has a maximum availability of up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At September 30, 2025, the U.S. Credit Line total availability was $54.1 million based upon the AR Ratio. At October 23, 2025, the U.S. Credit Line total availability was $50.4 million based upon the AR Ratio.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there was $0.5 million at September 30, 2025 and none at December 31, 2024.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The Second Amended Credit Agreement also contains a facility fee of 0.25%. The interest rates in effect at September 30, 2025 and December 31, 2024 were 7.25% and 7.31%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Subsequent to December 31, 2024, our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Second Amended Credit Agreement at September 30, 2025.

At September 30, 2025 and December 31, 2024, we had none and $26.0 million outstanding under the U.S. Credit Line, respectively. At September 30, 2025, our remaining availability under our U.S. Credit Line was $53.6 million. Our total interest expense on borrowings under the U.S. Credit Line was $0.4 million and $1.0 million during the three months ended September 30, 2025 and 2024, respectively. Our total interest expense on borrowings under the U.S. Credit Line was $1.4 million and $3.5 million during the nine months ended September 30, 2025 and 2024, respectively. Our total facility fee expense under the U.S. Credit Line was $48 thousand and $63 thousand during the three months ended September 30, 2025 and 2024, respectively. Our total facility fee expense under the U.S. Credit Line was $142 thousand and $140 thousand during the nine months ended September 30, 2025 and 2024, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
China Line of Credit

In August 2024, our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), executed a Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit (the "China Credit Line"). As a continuation of the agreement, on July 30, 2025, we executed an amendment to the Line of Credit Agreement, which extends the term of the China Credit Line to July 16, 2026. We expect to renew our China Credit Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line may be used for working capital purposes.

The China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $18.3 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2025 and December 31, 2024.

All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rates in effect at September 30, 2025 and December 31, 2024 were 2.92% and 3.07%, respectively.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the nine months ended September 30, 2025.

At September 30, 2025 and December 31, 2024, we had RMB 130.0 million (approximately $18.3 million) and RMB 80.0 million (approximately $11.2 million), respectively, outstanding under the China Credit Line. At September 30, 2025, we had no remaining availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 0.8 million (approximately $0.1 million) and RMB 21 thousand (approximately $3 thousand) during the three months ended September 30, 2025 and 2024, respectively. Our total interest expense on borrowings under the China Credit Line was RMB $2.1 million (approximately $0.3 million) and RMB 21 thousand (approximately $3 thousand) during the nine months ended September 30, 2025 and 2024, respectively.

Note 9 — Income Taxes

We recorded income tax expense of $2.6 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. We recorded income tax expense of $6.6 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense recorded for the nine months ended September 30, 2025 and September 30, 2024 is primarily attributable to the mix of pre-tax income among jurisdictions, including losses not benefited as a result of a valuation allowance.

The difference between the Company's effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2025 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items, including a tax on global intangible low-taxed income. The Company's income tax provision can be affected by other factors, including changes in the tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2024, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2024, we had a three-year cumulative operating loss for our U.S. operations and have accordingly provided a valuation allowance on our U.S. federal and state deferred tax assets. During the three months ended September 30, 2025, there was no change to our U.S. valuation allowance position.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
At September 30, 2025, we had gross unrecognized tax benefits of $3.7 million, including interest and penalties, which, if not for the valuation allowance recorded against the state research and experimentation income tax credit, would affect the annual effective tax rate if these tax benefits are realized. Further, we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. Based on U.S. federal, state and foreign statute expirations in various jurisdictions, we do not anticipate a decrease in unrecognized tax benefits within the next twelve months. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at September 30, 2025 and December 31, 2024 and are included in unrecognized tax benefits.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the United States. H.R. 1 includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the U.S. international tax framework, and the restoration of favorable tax treatment for certain business provisions. This legislation has multiple effective dates, with certain provisions becoming effective beginning in 2025 and others implemented through 2027. Due to the U.S. valuation allowance position, the legislation is not expected to have a material impact on our estimated annual effective tax rate or cash tax position.

Note 10 — Accrued Compensation

In 2025, we executed a global reduction in force as part of our ongoing cost optimization and return to profitability strategy. The reductions primarily impacted roles within the engineering and research and development functions. As a result, we recognized severance expenses of $1.7 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, which are included in selling, general and administrative expenses.

The components of accrued compensation were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Accrued bonus	$1,405	$2,386
Accrued commission	345	1,545
Accrued salary/wages (1)	6,830	4,676
Accrued social insurance (2)	6,978	6,718
Accrued vacation/holiday	1,437	3,036
Other accrued compensation	2,141	2,566
Total accrued compensation	$19,136	$20,927
(1)At September 30, 2025, this includes $0.5 million and $1.1 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force, respectively. At December 31, 2024, this includes $0.9 million of accrued severance expenses related to our 2023 - 2024 restructuring plan. See Note 12 for further information related to our restructuring activities.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2025 and December 31, 2024.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Contract liabilities	$2,812	$2,521
Duties	2,004	543
Expense associated with fulfilled performance obligations	620	678
Freight and handling fees	2,250	2,275
Interest	15	10
Legal judgment (1)	—	4,162
Operating lease obligations	3,686	3,553
Product warranty claims costs	16	35
Professional fees	810	1,128
Sales and value added taxes	3,187	2,684
Other (2)	3,467	3,419
Total other accrued liabilities	$18,867	$21,008
(1)This amount relates to the judgment of a lawsuit with an employment agency in the PRC. See Note 12 for further information related to this matter.
(2)Includes $0.3 million and $0.1 million at September 30, 2025 and December 31, 2024, respectively, associated with the purchase of property, plant and equipment.

Note 12 — Commitments and Contingencies

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E).

Our non-cancellable purchase commitments were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Inventory purchase commitments	$4,493	$9,292
PP&E purchase commitments	864	927
Total purchase commitments	$5,357	$10,219

These amounts are expected to be paid within the next twelve months.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$35	$522
Additions (reductions) to costs and expenses	11	78
Settlements (in cash or in kind)	(30)	(103)
Foreign currency translation gain (loss)	—	—
Balance at end of period	$16	$497

Restructuring Activities

2023 - 2024 Restructuring

Asia

In conjunction with our plan to restructure and optimize our manufacturing footprint while reducing our concentration risk in the PRC, we stopped all production activities and began to shut down our southwestern China factory beginning in the third quarter of 2023. In addition, during the fourth quarter of 2024, we stopped production activities and shut down one of our eastern PRC factories. We incurred no severance or other exit costs during the nine months ended September 30, 2025 and $0.1 million of severance and $0.1 million of other exit costs for the nine months ended September 30, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $4.6 million in factory restructuring charges since September 2023. This factory restructuring was completed in the fourth quarter of 2024 and we do not expect to incur any further expenses associated with this plan.

Mexico

As part of our plan to restructure and optimize our factory footprint, we worked to downsize our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. We leased a smaller facility and reduced our factory headcount during the three months ended September 30, 2024. We incurred no severance or other exit costs during the three months ended September 30, 2025 and revised our severance accrual downward by $0.1 million and incurred $0.2 million of other exit costs during the three months ended September 30, 2024. We incurred no severance or other exit costs during the nine months ended September 30, 2025 and $1.3 million of severance and $1.3 million of other exit costs during the nine months ended September 30, 2024. These costs are included within factory restructuring charges on our consolidated statements of operations. We have recognized a total of $3.0 million in factory restructuring charges since January 2024. This factory restructuring was completed in the fourth quarter of 2024 and we do not expect to incur any further expenses associated with the 2023-2024 restructuring plan.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the nine months ended September 30, 2025 are as follows:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	3,585	2,008	1,577
Cash payments	(3,036)	(1,288)	(1,748)
Balance at December 31, 2024	$1,011	$867	$144
Restructuring charges	—	—	—
Cash payments	(1,011)	(867)	(144)
Balance at September 30, 2025	$—	$—	$—
Total costs incurred inception to date	$7,600	$5,433	$2,167
Total remaining expected expense to be incurred as of September 30, 2025	$—	$—	$—

2025 Restructuring

Mexico

We have continued to evaluate our global manufacturing footprint as part of our overall cost optimization and return to profitability strategy. As a result, in July 2025, we decided to cease all production activities and began to shut down our Mexico manufacturing facility. We incurred $0.7 million of severance and $0.1 million of other exit costs during the three and nine months ended September 30, 2025. These costs are included within factory restructuring charges on our consolidated statements of operations. We expect this restructuring to be completed in the fourth quarter of 2025, with total estimated restructuring charges of $1.1 million, including $0.3 million expected to be recognized subsequent to September 30, 2025.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the nine months ended September 30, 2025 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2024	$—	$—	$—
Restructuring charges	841	733	108
Cash payments	(238)	(238)	—
Balance at September 30, 2025	$603	$495	$108
Total costs incurred inception to date	$841	$733	$108
Total remaining expected expense to be incurred as of September 30, 2025	$292	$—	$292

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
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

While this ITC matter has been finally resolved and Roku has no more ability to appeal, we have agreed to continue the stay of the CDCA cases pending the outcome of one final PTAB action involving one of our patents. UEI and Roku participated in a hearing on July 28, 2025 regarding the consolidation of the 2018 and 2020 cases, the stay of the cases, and amending the claims that UEI would be allowed to move forward with a consolidated case by the court if unstayed. On July 29, 2025 the Judge issued an order lifting the stay, consolidating the cases and allowing UEI to move forward on 25 claims in the case. The Court held a scheduling conference for the consolidated district court case on September 29, 2025, where the Court set various dates and deadlines for the case, including a trial date of March 16, 2027.

Roku also filed its own retaliatory ITC action against UEI and certain of our customers on two patents it purchased for this purpose. Roku’s action failed when on June 24, 2022, the ALJ found one of Roku’s patents to be invalid as indefinite. Thereafter, on June 28, 2022, the ALJ issued its initial determination ("ID") fully exonerating us and our customers finding Roku’s second patent invalid and that Roku failed to establish the requisite domestic industry and thus no violation of the Tariff Act. Roku and UEI filed petitions to appeal certain portions of the ID. On October 28, 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminated the investigation. In December 2022, Roku filed an appeal. Further, on October 23, 2023, the PTAB issued its Final Written Decision invalidating all of Roku's infringement claims. Roku also filed an appeal of this decision. Oral argument occurred May 9, 2025. On June 17, 2025, the Federal Circuit affirmed the PTAB decision that invalidated the Roku patent and also remanded the case to the PTAB with respect to one remaining claim. We expect a decision with respect to the one remaining claim from the PTAB in late 2025 or early 2026. As a companion to its ITC request, on April 8, 2021, Roku also filed a lawsuit against us in Federal CDCA alleging that we are infringing the same two patents they alleged were infringed in the ITC investigation explained above. This District Court case has been stayed pending their ITC case, and will likely continue to be stayed pending the conclusion of Roku's appeal of their ITC case.

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

Tongshun Matters

On January 23, 2024, Tongshun Company ("TS") filed suit against one of our subsidiaries, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), claiming among other things, breach of an employment agency, and as is standard in Chinese litigation matters such as these, TS requested the Court to order a hold on GTY's bank account for the total claimed amount. On February 8, 2024, we deposited RMB 35.0 million (approximately $4.9 million) with the court. On July 12, 2024, we were refunded RMB 10.0 million (approximately $1.4 million) of the original deposit. This deposit was included in prepaid expenses and other current assets on our consolidated balance sheets at December 31, 2024. On December 20, 2024, the Jiangsu Province Baoying People’s Court rendered a decision in favor of TS and ordered a judgment of RMB 27.4 million (approximately $3.8 million) plus interest and costs totaling approximately RMB 30.4 million (approximately $4.2 million). We recorded an accrual of RMB 30.4 million (approximately $4.2 million) for this judgment during the fourth quarter of 2024. This accrual is included in other accrued expenses on our consolidated balance sheets at December 31, 2024. We filed an appeal of this judgment and on May

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
20, 2025, the Jiangsu Province Yangzhou Intermediate People's Court affirmed the lower court’s decision in its entirety. The full judgment amount of RMB 30.4 million (approximately $4.2 million) was paid to TS during the second quarter of 2025. Both the deposit and accrual have been released from our consolidated balance sheets at September 30, 2025. GTY has the right to make a further and final appeal to the highest court of the province. GTY has not yet determined whether it will pursue an appeal.

IT Convergence Matters

In mid-2024, an arbitration proceeding commenced between UEI and IT Convergence, Inc. ("IT Convergence"). IT Convergence has alleged misappropriation of confidential information and theft of trade secrets. We have denied these claims and have filed a counterclaim asserting breach of contract. The arbitration hearing took place in August 2025 and the arbitrator issued his decision on October 29, 2025. After making rulings on various claims and counterclaims, the arbitrator awarded the net amount of approximately $0.2 million in favor of UEI and against IT Convergence. Each party has 90 days to appeal the arbitration decision to a regular court. It is not yet known if either party will appeal the decision.

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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 221,638 shares of our common stock. On November 4, 2025, our Board of Directors authorized management to continue to execute under the Share Repurchase Program. As a result, pursuant to this authorization, we may, from time to time, repurchase up to the lesser of $3.5 million worth of our common stock or 778,362 shares (the total remaining number of shares available for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board of Directors terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time.

We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Open market shares repurchased	—	122
Stock-based compensation related shares repurchased	107	79
Total shares repurchased	107	201

Cost of open market shares repurchased	$—	$1,109
Cost of stock-based compensation related shares repurchased	780	787
Total cost of shares repurchased	$780	$1,896

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of sales	$13	$25	$41	$72
Research and development expenses	147	198	429	571
Selling, general and administrative expenses:
Employees	456	1,321	2,949	4,076
Outside directors	225	107	855	296
Total employee and director stock-based compensation expense	$841	$1,651	$4,274	$5,015
Income tax benefit	$170	$255	$602	$762

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	595	$13.07
Granted	367	6.73
Vested	(354)	14.51
Forfeited	(73)	9.29
Non-vested at September 30, 2025	535	$8.29

As of September 30, 2025, we expect to recognize $3.6 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.7 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	116	$4.72
Granted	284	2.24
Vested	—	—
Forfeited	(116)	2.84
Non-vested at September 30, 2025	284	$3.01

The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average fair value of grants	$—	$—	$2.24	$4.72
Risk-free interest rate	—%	—%	3.84%	4.08%
Expected volatility	—%	—%	58.00%	57.00%
Expected life in years	0.00	0.00	2.63	2.73

As of September 30, 2025, we expect to recognize $0.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average period of 1.9 years.

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	779	$35.67
Granted	—	—
Exercised	—	—		$—
Forfeited/canceled/expired	(94)	$43.63
Outstanding at September 30, 2025 (1)	685	$34.59	2.74	$—
Vested and expected to vest at September 30, 2025 (1)	685	$34.59	2.74	$—
Exercisable at September 30, 2025 (1)	677	$34.71	2.72	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2025. This amount will change based on the fair market value of our stock.

As of September 30, 2025, we expect to recognize $0.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 0.4 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 15 — Other Income (Expense), Net

The Central Bank of Argentina maintains certain currency controls that limit the amount of U.S. Dollars that may be remitted from Argentine entities, including certain of our customers. As a result of these controls, an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") emerged in Argentina, which allows entities to remit U.S. Dollars from Argentina through the purchase and sale of BCS securities. During the nine months ended September 30, 2025, in order to collect an open accounts receivable balance with an Argentine customer, we purchased $2.5 million and sold $2.3 million of BCS securities and incurred a loss on the transactions of $0.2 million which is recorded in other income (expense) on our consolidated statements of operations.

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net gain (loss) on foreign currency exchange contracts (1)	$(181)	$374	$(799)	$159
Net gain (loss) on foreign currency exchange transactions	(927)	(108)	(1,851)	(351)
Other income (expense) (2)	106	8	(51)	297
Other income (expense), net	$(1,002)	$274	$(2,701)	$105
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
(2)Included in this amount is $0.2 million of loss related to BCS security transactions during the nine months ended September 30, 2025.

Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2025	2024	2025	2024
BASIC
Net income (loss)	$(8,329)	$(2,658)	$(17,515)	$(19,500)
Weighted-average common shares outstanding	13,340	12,985	13,207	12,935
Basic earnings (loss) per share	$(0.62)	$(0.20)	$(1.33)	$(1.51)

DILUTED
Net income (loss)	$(8,329)	$(2,658)	$(17,515)	$(19,500)
Weighted-average common shares outstanding for basic	13,340	12,985	13,207	12,935
Dilutive effect of restricted stock, performance stock awards and stock options	—	—	—	—
Weighted-average common shares outstanding on a diluted basis	13,340	12,985	13,207	12,935
Diluted earnings (loss) per share	$(0.62)	$(0.20)	$(1.33)	$(1.51)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock options	690	779	703	802
Restricted stock awards	564	586	533	511
Performance stock awards	284	116	257	101

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	September 30, 2025				December 31, 2024
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(71)	$—	$(71)	$—	$(249)	$—	$(249)

We held foreign currency exchange contracts, which resulted in a net pre-tax loss of $0.2 million and net pre-tax gain $0.4 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we had a net pre-tax loss of $0.8 million and net pre-tax gain of $0.2 million, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
September 30, 2025	USD/CNY	CNY	$40.0	7.1102	$(43)	October 30, 2025
September 30, 2025	USD/EUR	USD	$4.0	1.1678	$(28)	October 30, 2025
December 31, 2024	USD/CNY	CNY	$28.0	7.2316	$(406)	January 10, 2025
December 31, 2024	USD/EUR	USD	$8.0	1.0569	$157	January 10, 2025
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 18 — Reportable Segment

Our chief operating decision maker, our interim CEO, reviews financial information presented on a consolidated basis, including consolidated net income and its components, as reported on our consolidated statements of operations, accompanied by disaggregated information about revenues, for purposes of making operating decisions and assessing financial performance of our single consolidated segment, primarily by monitoring actual results versus our internal budget and forecasts.

Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue	$90,552	$102,073	$280,543	$284,425
Less:
Adjusted cost of sales (1)	64,230	71,316	198,914	201,681
Adjusted research and development expenses (2)	6,540	7,140	20,448	22,108
Adjusted operating expenses (3)	18,212	21,050	58,223	62,623
Other segment items (4)	9,899	5,225	20,473	17,513
Net income (loss)	$(8,329)	$(2,658)	$(17,515)	$(19,500)
(1)Cost of sales from the consolidated statements of operations, adjusted to exclude stock-based compensation and impairment expenses.
(2)R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation expense.
(3)Operating expenses less R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation, amortization of acquired intangible assets, factory restructuring charges, severance, lease abandonment costs and costs associated with our Roku litigation.
(4)Other segment items include the adjustments described in the notes above; as well as interest income (expense), net; other income (expense), net; and provision for income taxes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
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

Cautionary Statement

All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include: supply chain issues; customer demand for our products and solutions; expectations with respect to the markets in which we operate, including for specific geographic markets; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; plans to shut down our Mexico manufacturing facility, including the timing thereof and related costs; expected benefits of our restructuring and cost-reduction activities; continued availability of cash through borrowing under our revolving lines of credit; risks related to interest rates and foreign currency exchange rates; the effects of doing business internationally, including expanded use of tariffs, pertaining to the importation of our products, particularly in light of the recent U.S. presidential administrative actions and the responsive retaliatory actions of foreign governments; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations with respect to the impact of changes in tax laws; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

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

We operate as one business segment. We have 24 international subsidiaries located in Brazil, the British Virgin Islands, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, the People's Republic of China (the "PRC") (6), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for the three months ended September 30, 2025:

•Net sales decreased 11.3% to $90.6 million for the three months ended September 30, 2025 from $102.1 million for the three months ended September 30, 2024.
•Our gross margin percentage decreased to 27.7% for the three months ended September 30, 2025 from 30.1% for the three months ended September 30, 2024.
•Operating expenses, as a percentage of net sales, increased to 32.7% for the three months ended September 30, 2025 from 29.7% for the three months ended September 30, 2024.
•Our operating loss was $4.5 million for the three months ended September 30, 2025 compared to operating income of $0.4 million for the three months ended September 30, 2024. Our operating loss percentage was 5.0% for the three months ended September 30, 2025 compared to our operating income percentage of 0.4% for the three months ended September 30, 2024.
•Income tax expense was $2.6 million for the three months ended September 30, 2025 compared to $2.5 million for the three months ended September 30, 2024.

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

Manufacturing Footprint

We have continued to evaluate our global manufacturing footprint as part of our overall cost optimization and return to profitability strategy. In late July 2025, our Board approved a plan to shut down our Mexico manufacturing facility based upon strong productivity at our Vietnam factory and decreased demand in our home entertainment channel. We expect this shut down to be completed by the end of 2025 with additional shutdown-related expenses recorded throughout the remainder of the year.

Short-Term Employee Furlough

In October 2025, we announced a short-term furlough program affecting approximately 4.3% of our workforce. This action is taken in response to cost containment efforts, and was designed to align labor costs with current business activity levels during the year-end holiday season, while preserving long-term employment relationships. The furloughs are temporary in nature, with affected employees returning to work after 80 hours. During the furlough period, the Company will continue to provide certain benefits to affected employees, including healthcare coverage. The anticipated impact of this furlough program is expected to modestly reduce labor-related expenses and support ongoing cost management objectives.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.3	69.9	71.3	70.9
Gross profit	27.7	30.1	28.7	29.1
Research and development expenses	7.4	7.2	7.5	8.0
Selling, general and administrative expenses	24.4	22.4	23.5	24.0
Factory restructuring charges	0.9	0.1	0.3	0.9
Operating income (loss)	(5.0)	0.4	(2.6)	(3.8)
Interest income (expense), net	(0.3)	(0.9)	(0.3)	(0.9)
Other income (expense), net	(1.1)	0.3	(1.0)	0.0
Income (loss) before provision for income taxes	(6.4)	(0.2)	(3.9)	(4.7)
Provision for (benefit from) income taxes	2.8	2.4	2.4	2.1
Net income (loss)	(9.2)%	(2.6)%	(6.3)%	(6.8)%

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
Net sales. Net sales for the three months ended September 30, 2025 were $90.6 million compared to $102.1 million for the three months ended September 30, 2024. Net sales by channel were as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Connected home	$29,793	$26,368
Home entertainment	60,759	75,705
Total net sales	$90,552	$102,073

Net sales in connected home were $29.8 million for the three months ended September 30, 2025 compared to $26.4 million for the three months ended September 30, 2024. This growth is driven primarily by shipments to large climate control and home automation customers relating to projects won over the past couple of years.

Net sales in home entertainment were $60.8 million for the three months ended September 30, 2025 compared to $75.7 million for the three months ended September 30, 2024. The decrease in sales within the home entertainment channel was primarily driven by lower demand for subscription broadcasting products in Europe and Latin America, particularly for basic remote controls with lower price points and limited or no advanced features. In addition, several customers in the consumer electronics industry experienced reduced demand for televisions, which led to a corresponding decline in remote control sales in this channel. The retail market also remains weak, reflecting elevated inventory levels and soft sell-through performance.

Gross profit. Gross profit for the three months ended September 30, 2025 was $25.1 million compared to $30.7 million for the three months ended September 30, 2024. Gross profit as a percentage of sales decreased to 27.7% for the three months ended September 30, 2025 from 30.1% for the three months ended September 30, 2024. The decline in gross margin primarily reflects a one-time impairment charge of approximately $1.2 million related to machinery and equipment that will no longer be utilized following the planned closure of our Mexico facility by the end of 2025. This charge reduced the gross margin rate by approximately 130 basis points. In addition, higher tariff costs and unfavorable sales mix together contributed to an additional 270 basis point decline in gross margin during the period. These pressures were partially offset by realized procurement savings, which improved gross margin by approximately 80 basis points. We also benefited from favorable foreign exchange movements driven by a weaker U.S. Dollar relative to the Euro and British Pound and a stronger U.S. Dollar relative to Vietnamese Dong, resulting in an additional 80 basis points of margin improvement.

Research and development ("R&D") expenses. R&D expenses decreased to $6.7 million for the three months ended September 30, 2025 from $7.3 million for the three months ended September 30, 2024 attributable to reductions in payroll and related personnel expenses following headcount optimization actions.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $22.1 million for the three months ended September 30, 2025 from $22.9 million for the three months ended September 30, 2024. The decrease reflects lower volume-driven expenses of $0.9 million, consistent with the decline in sales volume. In addition, ongoing cost-reduction initiatives, including organizational rightsizing, resulted in savings from headcount reductions. People-related expenses decreased by $1.8 million, complemented by an additional $1.0 million reduction in other discretionary spending. These savings were largely offset by one-time charges incurred during the period, including $1.3 million related to the abandonment of office space in Carlsbad, California and $1.7 million of severance costs associated with our global reduction in force.

Factory restructuring charges. During the three months ended September 30, 2025, we recorded $0.8 million in expense, including severance and moving costs associated with the closure of our factory in Mexico. During the three months ended September 30, 2024, we recorded $0.1 million in expense, which included severance and moving costs associated with the streamlining of our factory in Mexico.

Interest income (expense), net. Interest expense, net decreased to $0.2 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other expense, net was $1.0 million for the three months ended September 30, 2025 compared to other income, net of $0.3 million for the three months ended September 30, 2024. This increase was attributable to foreign currency losses arising from the persistent weakness of the U.S. Dollar in the third quarter of 2025.

Provision for income taxes. Income tax expense was $2.6 million for the three months ended September 30, 2025, relative to a pre-tax loss of $5.8 million, compared to income tax expense of $2.5 million for the three months ended September 30, 2024, relative to a pre-tax loss of $0.2 million. Consistent with 2024, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2025, resulting in an elevated effective tax rate.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

Net sales. Net sales for the nine months ended September 30, 2025 were $280.5 million compared to $284.4 million for the nine months ended September 30, 2024. Net sales by channel were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Connected home	$95,621	$73,830
Home entertainment	184,922	210,595
Total net sales	$280,543	$284,425

Net sales in connected home were $95.6 million for the nine months ended September 30, 2025 compared to $73.8 million for the nine months ended September 30, 2024. This growth is driven primarily by shipments to large climate control and home automation customers relating to projects won over the past couple of years.

Net sales in home entertainment were $184.9 million for the nine months ended September 30, 2025 compared to $210.6 million for the nine months ended September 30, 2024. The decrease primarily reflects lower demand for subscription broadcasting products in Europe and Latin America, particularly basic remote control models at lower price points and limited to no advanced features. In addition, reduced demand for televisions among certain consumer electronics customers contributed to a corresponding decline in remote control sales within this channel.

Gross profit. Gross profit for the nine months ended September 30, 2025 was $80.4 million compared to $82.7 million for the nine months ended September 30, 2024. Gross profit as a percentage of sales decreased to 28.7% for the nine months ended September 30, 2025 from 29.1% for the nine months ended September 30, 2024. The decline in gross margin primarily reflects a one-time impairment charge of approximately $1.2 million related to machinery and equipment that will no longer be utilized following the planned closure of our Mexico facility by the end of 2025. This charge reduced the gross margin rate by approximately 40 basis points. In addition, an unfavorable sales mix contributed an additional 80 basis point decline in gross margin during the period. These pressures were partially offset by favorable foreign exchange impacts driven by a stronger U.S. Dollar relative to the Mexican Peso and Vietnamese Dong and a weaker U.S. Dollar relative to the Euro and British Pound, which together provided approximately 90 basis points of margin improvement.

R&D expenses. R&D expenses decreased to $20.9 million for the nine months ended September 30, 2025 from $22.7 million for the nine months ended September 30, 2024 attributable to reductions in payroll and related personnel expenses following headcount optimization actions.

SG&A expenses. SG&A expenses decreased to $65.9 million for the nine months ended September 30, 2025 from $68.2 million for the nine months ended September 30, 2024. The decrease reflects lower volume-driven expenses of $1.3 million, consistent with the decline in sales volume. In addition, ongoing cost-reduction initiatives, including organizational rightsizing, resulted in savings from headcount reductions. People-related expenses decreased by $3.3 million, complemented by an additional $1.9 million reduction in other discretionary spending. These reductions were partially offset by one-time charges incurred during the period, including $1.3 million related to the abandonment of office space in Carlsbad, California, $2.3 million of severance costs associated with our global reduction in force and $0.6 million related to additional director compensation.

Factory restructuring charges. During the nine months ended September 30, 2025, we recorded $0.8 million in expense, including severance and moving costs associated with the closure of our factory in Mexico. During the nine months ended September 30, 2024, we recorded $2.7 million in expense, which included severance and moving costs associated with the closure of our southern China factory and the streamlining of our factory in Mexico.

Interest income (expense), net. Interest expense, net decreased to $1.0 million for the nine months ended September 30, 2025 from $2.7 million for the nine months ended September 30, 2024, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other expense, net was $2.7 million for the nine months ended September 30, 2025 compared to other income, net of $0.1 million for the nine months ended September 30, 2024. This increase was attributable to foreign currency losses arising from the persistent weakness of the U.S. Dollar in 2025.

Provision for income taxes. Income tax expense was $6.6 million for the nine months ended September 30, 2025, relative to a pre-tax loss of $10.9 million, compared to income tax expense of $6.0 million for the nine months ended September 30, 2024, relative to a pre-tax loss of $13.5 million. Consistent with 2024, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2025, resulting in an elevated effective tax rate.

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

Our liquidity is subject to various risks including the risks discussed under "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$31,506	$26,783
Available borrowing resources	$53,600	$32,300

Cash and cash equivalents – On September 30, 2025, we had $2.7 million, $11.6 million, $4.4 million, $7.5 million and $5.3 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

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

The U.S. Credit Line has a maximum availability of up to $75.0 million, subject to meeting certain financial conditions, including an accounts receivable coverage ratio ("AR Ratio"). This AR Ratio is calculated monthly and adjusts the current U.S. Credit Line total availability. At September 30, 2025, the U.S. Credit Line total availability was $54.1 million based upon the AR Ratio. At October 23, 2025, the U.S. Credit Line total availability was $50.4 million based upon the AR Ratio.

The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $0.5 million at September 30, 2025. At September 30, 2025, we had no outstanding balance on our U.S. Credit Line and $53.6 million of availability.

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

At September 30, 2025, the China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $18.3 million), subject to meeting certain financial conditions.

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2025. At September 30, 2025, we had an outstanding balance of RMB 130.0 million (approximately $18.3 million) on our China Credit Line and no remaining availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Lines.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Nine Months Ended September 30, 2025	Increase (Decrease)	Nine Months Ended September 30, 2024
Cash provided by (used for) operating activities	$27,837	$19,498	$8,339
Cash provided by (used for) investing activities	(5,704)	987	(6,691)
Cash provided by (used for) financing activities	(19,834)	(2,732)	(17,102)
Effect of foreign currency exchange rates on cash and cash equivalents	2,424	3,434	(1,010)
Net increase (decrease) in cash and cash equivalents	$4,723	$21,187	$(16,464)

	September 30, 2025	Increase (Decrease)	December 31, 2024
Cash and cash equivalents	$31,506	$4,723	$26,783
Working capital	$83,862	$(341)	$84,203

Net cash provided by operating activities was $27.8 million during the nine months ended September 30, 2025 compared to $8.3 million during the nine months ended September 30, 2024. The improvement in operating cash flows primarily reflects changes in working capital, particularly in accounts receivable and contract assets, as well as improved inventory management. Net loss was $17.5 million for the nine months ended September 30, 2025, compared to net loss of $19.5 million in the prior-year period. Depreciation and amortization expense was $11.1 million during the nine months ended September 30, 2025 compared to $13.5 million during the nine months ended September 30, 2024, primarily due to lower capital expenditures in recent years, consistent with the decline in production volumes. Inventories decreased by $1.4 million during the nine months ended September 30, 2025, compared to an increase of $0.5 million during the same period in 2024, reflecting improved inventory management practices. A decrease in accounts receivable and contract assets, mainly due to lower sales outstanding, resulted in cash inflows of $38.9 million in 2025 compared to $5.4 million in 2024. Days sales outstanding improved to 72 days at September 30, 2025, from 91 days at September 30, 2024. A decrease in accounts payable and accrued liabilities, primarily driven by lower inventory purchases and timing of payments, resulted in cash outflows of $22.2 million during the nine months ended September 30, 2025, compared to $0.1 million in the prior-year period. Additionally, a decrease in prepaid expenses and other assets, primarily related to the release of a deposit associated with our litigation with Tongshun Company, generated cash inflows of $5.7 million in 2025 compared to $0.8 million in 2024.

Net cash used for investing activities during the nine months ended September 30, 2025 was $5.7 million, of which $2.5 million, $3.1 million and $2.4 million was used for the purchase of Blue Chip Swap securities, capital expenditures and the development of patents, respectively. Offsetting these amounts was $2.3 million received upon the sale of Blue Chip Swap securities. Net cash used for investing activities during the nine months ended September 30, 2024 was $6.7 million, of which $3.5 million and $3.2 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents, respectively. We estimate that we will incur between $2.0 million and $3.0 million during the remainder of 2025.

Net cash used for financing activities was $19.8 million during the nine months ended September 30, 2025 compared to $17.1 million during the nine months ended September 30, 2024. The primary financing activities during the nine months ended September 30, 2025 and 2024 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $19.0 million during the nine months ended September 30, 2025 compared to $15.2 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we repurchased 107,000 shares of our common stock at a cost of $0.8 million compared to our repurchase of 200,552 shares at a cost of $1.9 million during the nine months ended September 30, 2024.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$18,256	$18,256	$—	$—	$—
Inventory purchases	4,493	4,493	—	—	—
Operating lease obligations	13,058	4,810	5,389	1,204	1,655
Property, plant, and equipment purchases	864	864	—	—	—
Software license	6,341	1,047	2,408	2,565	321
Total material cash commitments	$43,012	$29,470	$7,797	$3,769	$1,976

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

Interest Rate Risk

We are exposed to interest rate risk related to our debt. From time to time, we borrow amounts on our Credit Lines for working capital and other liquidity needs. Under the Second Amended Credit Agreement, we pay interest on outstanding borrowings on our U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin as defined in the Second Amended Credit Agreement. Under our Line of Credit Agreement, we pay interest on outstanding borrowings on our China Credit Line based on the one-year rate from the National Interbank Funding Center, less a 0.1% margin. Accordingly, changes in interest rates would impact our results of operations in future periods. A 100 basis point increase in interest rates would have an approximately $0.2 million annual impact on net income based on our outstanding Credit Lines balance at September 30, 2025.

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

Foreign Currency Exchange Rate Risk

At September 30, 2025, we had wholly-owned subsidiaries in Brazil, the British Virgin Islands, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, the Netherlands, the PRC, Singapore, Spain, United Kingdom and Vietnam. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, operating expenses, assets and liabilities denominated in currencies other than the U.S. Dollar. The most significant foreign currencies to our operations are the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen and Korean Won. Our most significant foreign currency exposure is to the Chinese Yuan Renminbi as this is the functional currency of our PRC-based factory where the majority of our products originate. If the Chinese Yuan Renminbi were to strengthen against the U.S. Dollar, our manufacturing costs would increase. We are generally a net payor of the Chinese Yuan Renminbi, Mexican Peso, Vietnamese Dong, Indian Rupee, Hong Kong Dollar, Japanese Yen and Korean Won and therefore benefit from a stronger U.S. Dollar and are adversely affected by a weaker U.S. Dollar relative to the foreign currency. For the Euro, British Pound and Brazilian Real, we are generally a net receiver of the foreign currency and therefore benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. Dollar may adversely affect certain expense figures taken alone.

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

The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. The analysis includes all of our foreign currency contracts offset by the underlying exposures. Based on our overall foreign currency rate exposure at September 30, 2025, we believe that movements in foreign currency rates may have a material effect on our financial position and results of operations. We estimate that if the exchange rates for the Chinese Yuan Renminbi, Euro, British Pound, Mexican Peso, Indian Rupee, Hong Kong Dollar, Brazilian Real, Japanese Yen, Korean Won and Vietnamese Dong relative to the U.S. Dollar fluctuate 10% from September 30, 2025, net income in the fourth quarter of 2025 would fluctuate by approximately $2.7 million.

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

We recently experienced the departures of our CEO and CFO and changes to our board and executive management. These changes may create uncertainty and, more generally, if we are unable to attract and retain qualified management and key personnel, our business will be harmed.
We have experienced recent changes to our senior management and board, including the retirement of our Chief Executive Officer, Paul D. Arling, in May 2025, the retirement of our Chief Financial Officer, Bryan M. Hackworth, in September 2025, and the retirement of a member of the board and Audit Committee Chair, Edward K. Zinser, in August 2025. In addition, our director William C. Mulligan announced his intention to not stand for re-election at our 2026 Annual Meeting. Richard K. Carnifax, who served as our Chief Operating Officer, is currently serving as our Interim Chief Executive Officer and as principal executive officer, and Sui Man Ho (a.k.a. Raymond Ho), who served as our Senior Vice President, Finance, is currently serving as our Interim Chief Financial Officer, principal financial officer and principal accounting officer.

Although we have endeavored to implement these management transitions in a non-disruptive manner, such transitions can be inherently difficult to manage and may hamper our ability to meet our financial and operational goals. Such changes may also give rise to uncertainty among our customers, investors, vendors, suppliers, employees and others concerning our future direction and performance. Replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals with the skills and experience required. If we are unable to attract and retain high-quality personnel, our ability to pursue our strategy will be limited. Changes in our board and senior management and uncertainty regarding pending changes may disrupt our business, financial condition, results of operations, cash flows and ability to execute on our business plans and impair our ability to recruit and retain other key personnel. Any such disruption or impairment could have an adverse effect on our business.

Our future performance will also depend, in part, on our ability to successfully integrate newly hired executive officers into our management team, and our ability to develop effective working relationships amongst senior management. Our failure to integrate these individuals and create effective working relationships amongst them and other members of management could result in inefficiencies, harming sales of our products and our results of operations. Additionally, we do not currently maintain "key person" life insurance on the lives of our executives or any of our employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended September 30, 2025, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	256	$6.78	—	778,362
August 1, 2025 - August 31, 2025	5,195	5.87	—	778,362
September 1, 2025- September 30, 2025	—	—	—	778,362
Total	5,451	$5.91	—

(1)Of the repurchases in July and August, 256 and 5,195 shares, respectively, represent shares of common stock of the Company that were owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.
(2)On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (the "Share Repurchase Program"). Pursuant to this Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 221,638 shares of our common stock. On November 4, 2025, our Board of Directors authorized management to continue to execute under the Share Repurchase Program. As a result, pursuant to this authorization, we may, from time to time, repurchase up to the lesser of $3.5 million worth of our common stock or 778,362 shares (the total remaining number of shares available for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board of Directors terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

10.3	Line of Credit Agreement signed July 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

10.4	Form of Working Capital Loan Contract (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

10.5	Maximum Mortgage Contract signed September 1, 2025 (filed herewith)

10.6 #	Form of UEI Restricted Stock Unit Award Agreement (filed herewith)

10.7 #	Form of UEI Performance-Based Stock Unit Award Agreement (filed herewith)

31.1	Rule 13a-14(a) Certification of Richard K. Carnifax, Interim Chief Executive Officer (principal executive officer) of Universal Electronics Inc.

31.2	Rule 13a-14(a) Certification of Sui Man Ho, Interim Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc.

32 **
Section 1350 Certifications of Richard K. Carnifax, Interim Chief Executive Officer (principal executive officer) of Universal Electronics Inc., and Sui Man Ho, Interim Chief Financial Officer (principal financial officer and principal accounting officer) of Universal Electronics Inc., pursuant to 18 U.S.C. Section 1350.

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

# Indicates management contract or compensatory plan or arrangement.

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

Dated:	November 6, 2025	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Sui Man Ho
Sui Man Ho
Interim Chief Financial Officer (principal financial officer and principal accounting officer)