Form 10-K
period 2025-12-31
UNIVERSAL ELECTRONICS INC
filed 2026-03-12
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $74,352,689 based upon the closing sale price of the Company's common stock as reported on the Nasdaq Stock Market for that date.
On March 4, 2026, 12,864,412 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's notice of annual meeting of stockholders and proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2026.
Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2025.

UNIVERSAL ELECTRONICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

RISK FACTOR SUMMARY

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A.“Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

•We have incurred losses from operations and our future profitability is not certain;
•We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to stockholders;
•Our secured credit facility contains financial and restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness and limit our ability to borrow additional funds;
•We may be unable to realize the level of the anticipated benefits that we expect from exiting facilities and restructuring our operations, which may adversely impact our business and results of operations;
•Our growth projections may differ from our actual results;
•Market projections and data are forward-looking in nature;
•Our quarterly results are subject to fluctuation;
•Fluctuations in foreign currency exchange rates or interest rates may adversely affect our results of operations, cash flow, liquidity or financial condition;
•Our ability to generate cash depends on many factors beyond our control;
•Cybersecurity incidents, failure to maintain the integrity of and protect internal or customer data may result in faulty business decisions, operational inefficiencies, damage to our reputation and/or subject us to costs, fines, or lawsuits;
•Our technology development activities may experience delays;
•Difficulty in ordering integrated circuits and increases in commodities and freight costs have adversely affected and will continue to adversely affect our business;
•Disruptions caused by labor disputes or organized labor activities could materially harm our business and reputation;
•The fluctuation of the Chinese Yuan Renminbi may adversely impact our manufacturing costs;
•Changes in the policies of the PRC government may have a significant impact upon the business we conduct in the PRC and the profitability of such business;
•Significant developments from potential changes in U.S. trade policies could have a material adverse effect on us;
•Policy changes affecting international trade could adversely impact the demand for our products and our competitive position;
•Risks and uncertainties associated with our expansion into and our operations outside of the United States may adversely affect our results of operations, cash flow, liquidity or financial condition; and
•Failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability.

PART I
ITEM 1. BUSINESS

Universal Electronics Inc. ("UEI", "we", "our", "us", or the "Company") was incorporated under the laws of Delaware in 1986 and began operations in 1987. The principal executive offices are located at 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254. As used herein, the terms "we", "us" and "our" refer to UEI and its subsidiaries unless the context indicates the contrary.

Additional information regarding UEI may be obtained at www.uei.com. Our website address is not intended to function as a hyperlink and the information available at our website address is not incorporated by reference into this Annual Report on Form 10-K. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the "SEC"). The SEC maintains a website at www.sec.gov that contains the reports, proxy and other information that we file electronically with the SEC.

Our business is comprised of one reportable segment. We have two domestic subsidiaries and 22 international subsidiaries located in Brazil, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, the People's Republic of China (the "PRC") (5), Singapore, Spain, United Kingdom and Vietnam.

Our mission is to create products and technologies that help everyday people easily discover and interact with the devices and services in their home. We aim to provide universal and interoperable control solutions that automatically set up and deliver consistent and intuitive control of connected devices, content and services.

Sales

We design, develop, manufacture, ship and support home entertainment control products, technology and software solutions, climate control solutions, wireless sensor and smart home control products and audio-video ("AV") accessories, that are used by the world's leading brands in the home entertainment, climate control, consumer electronics, security, home automation and home appliance markets. Our product and technology offerings include:

•Connected Home:
▪Climate Control Solutions. We offer a portfolio of wireless and wired thermostat controllers, smart thermostats and connected accessories sold primarily to HVAC original equipment manufacturers (“OEMs”), utilities, hospitality and multi‑dwelling unit (“MDU”) system integrators. Our UEI TIDE™ family integrates Wi‑Fi, Bluetooth® Low Energy, Zigbee® and Matter, as well as advanced sensing for temperature, humidity, proximity, occupancy and carbon dioxide. The platform supports intelligent energy management and comfort features enabled by QuickSet® homeSense, our privacy‑first software‑defined occupancy and presence detection technology.
▪Smart Home and Security. We provide radio‑frequency sensors and control modules for residential security, safety and home automation applications. These products support major standards, including Zigbee, Z‑Wave and sub‑GHz proprietary protocols, and are sold to OEMs, service providers and professional security channel partners.

•Home Entertainment:
▪Home Entertainment Products. Our home entertainment portfolio includes RF‑capable, voice‑enabled remote controls; low‑power microcontrollers; and embedded and cloud‑based software for audio‑video and smart device discovery and control. These solutions are sold to video service providers and consumer electronics OEMs. In retail, our One For All® brand offers replacement remotes, antennas, mounting solutions, as well as home office and gaming furniture and accessories in key global markets.
▪Software and Cloud Services. We license our technology and software solutions—including QuickSet®, QuickSet Cloud and lifecycle device‑management services—to OEMs, video service providers and consumer electronics brands. These services support interoperability, app and content discovery, diagnostics, secure firmware updates and data‑driven personalization.
▪Intellectual Property and Licensing. We license our device knowledge libraries, embedded firmware and cloud‑based services to customers worldwide. Our intellectual property includes patented discovery, setup and control technologies deployed across entertainment, climate control and smart home ecosystems.

Our overall business strategy is focused on expanding our presence in the climate control market. This focus is driven by the growing demand for energy-efficient and smart climate control solutions in both residential and commercial applications. We have a strong presence in the global market, with a top-tier customer base that includes major global smart TV brands and HVAC OEM brands. Our products are used by major video service providers, consumer electronics companies and home automation and security brands.

Our channel strategy is to partner with customers who are leaders in their respective industries. In climate control, Daikin Industries Ltd., Fujitsu General, Mitsubishi Electric, LG HVAC and Carrier Global Corporation are customers that represent top market share leaders in the global HVAC industry. In security, safety and home automation, Vivint Smart Home, Somfy SA, SimpliSafe, and Hunter Douglas NV are channel leaders in their respective connected home markets. In consumer electronics, we consider Samsung Electronics Co., Sony Group Corporation, Vizio and LG Electronics as long-term accounts that represent a significant share of their industry. In cable video services, Comcast Corporation, Charter, Cox Communications, Liberty Global and Vodafone Group rank amongst the largest video service providers in their respective markets; and in satellite services, Dish Network Corporation, Sky plc, Bharti Airtel Limited and DIRECTV represent the majority of global service providers.

As part of our channel diversification strategy, we are also expanding our connected home growth strategy beyond core HVAC OEM offerings, entering adjacent markets such as utilities and multi-dwelling unit property management, while also increasing our presence in the security channel. Energy management is a growing priority in Western Europe -- to meet this demand, we are enhancing Tide Touch with new features that support energy efficiency and provide utilities with actionable insights. We are applying a similar approach to serve multi-dwelling unit property managers. By integrating interoperability with smart devices such as door locks and water leak detectors, Tide Touch offers a turnkey solution, delivering energy efficiency, convenience and remote management capabilities while reducing the risk of costly failures.

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

For the years ended December 31, 2025, 2024 and 2023, our sales to Daikin Industries Ltd. accounted for 18.3%, 13.3% and 14.0% of our net sales, respectively.

Products and Technology

QuickSet® and QuickSet Cloud. QuickSet is deployed globally in hundreds of millions of devices and enables cross‑protocol interoperability across IR, HDMI‑CEC, Bluetooth LE, Zigbee, Thread, Matter and IP networks. QuickSet Cloud extends device identification, app/content discovery, AI‑assisted feature enablement and lifecycle device support.

QuickSet homeSense™. QuickSet homeSense enhances the platform with contextual intelligence that enables adaptive climate control, presence‑based entertainment features and privacy‑first occupancy detection. QuickSet is a certified Matter controller with multi‑admin capabilities.

Edge Connectivity Modules. QuickSet Widget and QuickSet Widget Pro provide Wi‑Fi 6, Bluetooth 5.3, Zigbee and Thread connectivity with native Matter support. These modules integrate seamlessly with cloud services to accelerate OEM development and simplify deployment. UEI Virtual Agent and NetReady support provide automated device onboarding, diagnostics and troubleshooting.

TIDE™ Climate Control Platforms. The UEI TIDE family—including Dial, Touch and the forthcoming Tide Pro—supports advanced HVAC control across central, hybrid and space systems, including IR‑controlled mini‑splits. The platform offers energy insights, occupancy‑based automation and intelligent comfort management powered by homeSense. Tide Pro will incorporate an enhanced display, on‑device artificial intelligence ("AI") and an expanded connectivity framework including Thread and Open Thread Border Router.

Low‑Power Silicon and Sustainable Technologies. Our Graphene and Eterna voice remote platforms and proprietary low‑power SoCs support batteryless, ultra‑efficient control products, including Hybrid Supercap for energy storage and energy‑harvesting solutions such as photovoltaic‑powered remote controls. These technologies reduce or eliminate battery usage and support customer sustainability goals.

Smart Home Hubs and Sensors. Our Butler hubs, powered by QuickSet Cloud, integrate Zigbee, Wi‑Fi, IP and IR technologies and provide Matter bridging to unify legacy and modern devices. Pre‑integrated sensor kits support energy management, climate, lighting and automation use cases.

Markets and Competition

Demand in our climate control solution is driven by energy‑efficiency and energy demand management requirements, the adoption of advanced HVAC systems and the need for predictive analytics for improved HVAC maintenance. We face competition from HVAC OEM suppliers, module and chipset vendors, smart home platform providers, traditional remote‑control manufacturers and various regional or specialized providers. We compete on feature innovation, software capability, intellectual property, interoperability with our portfolio of device libraries, low‑power silicon, global design support and vertically integrated manufacturing.

The consumer demand to upgrade to smart thermostats is driven by the integration of intelligent climate control solutions for enhanced user comfort and energy efficiency, increased cloud connectivity, support for smart home ecosystems and the adoption of energy management platforms utilizing occupancy and presence detection technology, such as QuickSet homeSense. Furthermore, our OEM customers are equally motivated to bring these cloud-connected capabilities to their thermostat products as the benefits gained in accessing system data for preventive and predictive maintenance of the HVAC systems, far outweigh the added investments in these more advanced (smart) thermostats.

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

Home entertainment markets continue to transition from traditional Pay TV toward smart TV operating systems, streaming platforms and personalized advertising models. QuickSet and homeSense support these trends through cross‑platform interoperability and presence‑aware engagement. Additionally, some of our current customers have successfully introduced media streaming services and expanded their footprint to new end-users. Comcast-Charter's Xumo TV, Tivo Stream, and Sky Glass are examples of current customer offerings of these types of services. Additionally, these brands, along with our OEM customers in consumer electronics, such as LG with their WebOS, are expanding their customer footprints through distribution of their OS platforms that include our QuickSet technologies, allowing us to grow our global technology footprint and grow our licensing revenue in those channels.

Our principal competitors in the home entertainment market are Remote Solutions, Home Control International, Tech4Home and Ruwido. In the climate control market, we compete with regional specialists and global companies such as Resideo, Copeland-Emerson and Venstar, as well as Far East based OEM manufacturers such as Computime, who compete with us on customer RFQs. In the connected smart home market, we compete with the OEMs themselves as well as wireless manufacturers in North America, such as Nice, and several original design manufacturers in Asia, as well as technology system providers such as Tuya. In the home security, safety and automation market, we compete with offshore-based, original design and built-to-print hardware manufacturers, such as Leedarson and Xavi Technologies. In the international retail and private label markets for wireless controls, we compete primarily with a variety of accessory trading and branding companies like Jasco and Hama, as well as various manufacturers of AV accessories in Asia.

Global Locations and Subsidiaries

We operate on a global scale with research and development ("R&D") teams in the U.S., Europe, the PRC and India. The company has diversified manufacturing facilities in Vietnam, the PRC and Brazil. This global presence allows us to leverage our scale and reach to deliver innovative products and solutions to customers worldwide.

Our 24 domestic and international subsidiaries are the following:

•C.G. Development Ltd., established in Hong Kong;

•CG Mexico Distribution Co., S. de R.L. de C.V., established in Mexico;
•CG Mexico Remote Controls, S. de R.L. de C.V., established in Mexico;
•Gemstar Polyfirst Ltd., established in Hong Kong;
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
•UE Holdings, LLC; established under the laws of Delaware;
•UEI Hong Kong Pte. Ltd., established in Hong Kong;
•Universal Electronics B.V., established in the Netherlands;
•Universal Electronics Holdings, LLC; established under the laws of Delaware;
•Universal Electronics Italia S.R.L., established in Italy;
•Universal Electronics Yangzhou Co. Ltd., established in the PRC;
•Universal Electronics do Brasil Ltda., established in Brazil; and
•Yangzhou Universal Trading Co. Ltd., established in the PRC.

Research and Development

Engineering

Our development resources include approximately 390 engineering and R&D team members worldwide, who are dedicated to designing and developing cutting-edge consumer control products, technologies and software services. We invest heavily in technology and product innovation, focusing on creating smarter living solutions for our customers.

Our engineering resources continued to advance the UEI TIDE family of smart thermostat platforms, completing development and testing activities to support design wins across HVAC OEM, MDU and utilities customers, and integrating new capabilities showcased at CES 2026, including Matter support, QuickSet homeSense, energy insights and a device-based rules engine. The expanded TIDE portfolio—including Dial, Touch and Bridge models—now supports a range of wired and wireless connectivity options such as Zigbee Coordinator functionality and Matter interoperability, enabling seamless integration with HVAC systems and major smart home ecosystems. Designed to manage both central and space HVAC systems, the platform also offers hybrid system control through IR, and incorporates nevo®.ai for device onboarding, remote control and embedded support, delivering enhanced intelligence, energy management and ease of use across customer-specific deployments.

During 2025, our development teams successfully completed and released new products in the connected home space for customers such as Daikin, Carrier, Mitsubishi, Somfy, SimpliSafe, and Vivint.

During 2025, our advanced engineering efforts focused on further developing our existing products, services and technologies. We released a host of unique QuickSet Cloud features such as QuickSet homeSense for occupancy and presence detection, video and audio content and app history, and support for Thread, as well as continued development initiatives around existing and emerging technologies, such as Zigbee 3.0, Bluetooth Smart, WiFi and Matter, a unifying, IP-based connectivity protocol built on proven technologies designed to connect smart home devices reliably and securely across disparate IoT ecosystems.

Because of the nature of R&D activities, there can be no assurance that any of our R&D projects will be successfully completed or ultimately achieve commercial success.
Intellectual Property and Technology

A key factor in our ability to deliver advanced home entertainment, climate control and smart home solutions is our proprietary device knowledge libraries and discovery technologies. These libraries—which support IR, HDMI CEC, Bluetooth, Zigbee (Rf4CE), Z Wave, Thread, Matter and IP based protocols—continue to expand each year and form the foundation for our setup, identification and control capabilities across a broad range of devices.

Our HVAC engine provides the logic and sequence control required for efficient operation of heating and cooling systems, including heat pumps and single, dual, and multi fuel HVAC equipment. We also maintain proprietary bi-directional communication protocols used by leading HVAC OEMs to enable optimized control and access to diagnostic system data.

We integrate our software and control libraries into the integrated circuits we ship to manufacturers, and we also license these technologies directly to OEMs and service providers. Our solutions extend to home entertainment and home automation products through wired CEC and wireless IP protocols that automatically detect, identify and configure supported devices. These libraries are continuously updated using data sourced directly from original devices and manufacturer specifications.

We maintain a broad portfolio of patents covering our discovery, setup and control technologies across climate control, safety and security, and smart home automation applications. Our patents have remaining lives ranging from less than one year to 18 years. We also hold copyrights on proprietary software and device control libraries and maintain registered trademarks for many of our product names in the United States and internationally. In certain cases, we rely on common law trade secret protection when appropriate.

Manufacturing and Supply

We are vertically integrated across design, development, and manufacturing. Our manufacturing capabilities include high-quality surface mount technology, zero-gap, plastic injection, acoustic design, painting, keypad, robot soldering, and laser etching. We currently operate manufacturing and assembly factories in the PRC, Vietnam and Brazil, which allows us to produce in the regional markets. We also use selected third-party manufacturers and suppliers in Asia and Mexico.

Our long-term factory planning strategy is to reduce our reliance on any single region and, in some cases, transition away from vertical integration and associated fixed costs, by (1) reducing our manufacturing concentration in the PRC, (2) pursuing lower cost jurisdictions for manufacturing to help ensure market competitive products and (3) offering customers a flexible and globally diverse manufacturing footprint to provide a reliable and cost-efficient supply chain. As part of the execution of this strategy, we (1) opened a new factory in Vietnam, which commenced operations in June 2023, (2) stopped production activities in our southwestern PRC factory in the third quarter 2023 and completed its shutdown in the first quarter 2024, (3) stopped production activities and shutdown operations of our smaller eastern PRC factory during the fourth quarter 2024 and (4) discontinued our Mexico operations in 2025. We continue to evaluate our global factory footprint to identify ways to operate more efficiently.

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

Even though we operate one factory in the PRC, one factory in Vietnam and a manufacturing and assembly plant in Brazil, respectively, we continue to evaluate additional third-party manufacturers and sources of supply. During 2025, we utilized multiple third-party manufacturers and maintained duplicate tooling for certain products. Where possible, we utilize standard parts and components, which are available from multiple sources.

We are a large consumer of integrated circuits, including low-power, RF chips and modules that are used throughout our products. We continually seek additional sources to reduce our dependence on our integrated circuit suppliers. To further manage our integrated system on a chip supplier dependence, we include microcontroller technology which incorporates non-volatile, reprogrammable flash memory in most of our products. Flash memory-based microcontrollers have shorter lead times than microcontrollers using other memory technologies and may be reprogrammed. This allows us flexibility to use a given component on many different products, has the added benefit of potentially reducing excess and obsolete inventory exposure and allows us to update our product functionality in the field. This diversification lessens our dependence on any one supplier and allows us to negotiate more favorable terms. We had one supplier, Qorvo, that represented 10.2% of our inventory purchases in 2025. We did not have any suppliers that represented over 10% of our inventory purchases in 2024 or 2023.

Our manufacturing process consists of plastic injection molding, keypad molding, coating or painting, surface mount technology, assembly, software programming, functional testing, packaging, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Our manufacturing facilities are certified to the ISO 9001:2015 International Standard for quality management. Testing and quality control are applied to components, parts, sub-assemblies and systems obtained from third-party suppliers. Our manufacturing facility in Yangzhou, PRC is certified to the TL 9000 Standard, which is the telecom industry's unique extension to ISO 9001:2015. All of our manufacturing facilities are certified to the ISO 14001:2015 International Standard for environmental management systems. In addition, our manufacturing facilities in Vietnam and Yangzhou, PRC have also achieved ISO 45001 International Standard for safety and health management systems.

We are focused on reducing the environmental impact of our operations. Our manufacturing facility in Yangzhou, PRC hosts an on-site solar renewable energy system, and we are evaluating the use of renewable energy in other locations. Our teams continue to examine practices and processes throughout our facilities to identify opportunities for greater energy efficiency. Each of our manufacturing facilities has standing policies and targets for the monitoring and management of waste generation and energy consumption and is focused on reducing electricity consumption, water usage and greenhouse gas emissions. In April 2024, we signed our Commitment Letter to the Science Based Targets Initiative ("SBTi"), showcasing our dedication to establishing an approved science based target for reducing greenhouse gas emissions.

We are committed to complying with applicable labor laws and regulations of the countries in which we operate and supporting ethical labor practices that do not infringe on human rights. We are a regular member of the Responsible Business Alliance ("RBA"), an industry coalition dedicated to driving sustainable value for workers in global supply chains, among other things. As a regular member of the RBA, we have adopted the RBA Code of Conduct, which establishes standards to ensure that working conditions are safe, that employees are treated with respect and dignity and that business operations are environmentally responsible and conducted ethically. The RBA Code of Conduct has been reflected in our employee policies and procedures. We conduct regular internal audits in line with RBA, have engaged in third-party Sedex Members Ethical Trade Audits ("SMETA") and RBA audits in our factories and regularly monitor ethics-related key performance indicators. In July 2024, our manufacturing facility in Vietnam successfully completed the RBA Validated Assessment Program ("VAP") audit, achieving a Silver VAP Recognition Level.

Our third party due diligence program and ethics and sustainability management systems are aligned with internationally recognized labor and human rights standards, including the RBA Code of Conduct. This includes evaluating and addressing human rights concerns in our supply chain. We follow RBA guidelines for the supplier risk assessment process. We utilize a combination of third party due diligence platforms and RBA management systems to screen all suppliers for sustainability and ethics concerns. Suppliers are evaluated based on key risk indicators to determine the level of due diligence required. Based on assessed risk, certain suppliers are subject to on‑site audits conducted by UEI auditors or approved third party auditors. High risk suppliers are required to complete an onsite RBA VAP audit. We require suppliers to adhere to our Global Supplier Code of Conduct ("Supplier Code of Conduct"), which is available on our website. Our Supplier Code of Conduct sets forth our global expectations in the areas of fair dealing, legal compliance, business integrity, labor practices, health and safety and environmental management. Among other things, we require our suppliers to respect human rights and to not engage in any form of involuntary or forced labor and to fully comply with all laws and regulations pertaining to the appropriate and dignified treatment of all workers.

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

During the years ended December 31, 2025, 2024 and 2023, the costs incurred in complying with federal, state, local and foreign statutes and regulations pertaining to environmental standards and occupational safety and health laws and regulations did not materially affect our earnings, financial condition or competitive position. In addition, during the same period, the costs incurred in complying with other applicable government regulations likewise did not materially affect our earnings, financial condition or competitive position. However, due to the heightened awareness of corporate sustainability, human capital and governance matters and evolving laws and regulations or enforcement policies, increases in compliance costs may have a material adverse effect upon our capital expenditures, earnings or financial condition.

We are committed to reducing and eliminating substances of concern from our products and manufacturing process. Our products distributed in the European Union are compliant with the RoHS (Restriction of Hazardous Substances Directive 2011/65/EU and 2015/863/EU) and REACH (Registration, Evaluation, Authorization and Restriction of Chemicals) directives. In other regions, we also need to comply with our customers' specific requirements relating to the non-use of certain hazardous substances in the products, which are typically equally or more stringent than the RoHS directive. We have a dedicated "Green Team" comprised of engineers and environmental regulation experts, that analyze our products, processes, and raw materials to help ensure that we comply with environmental and government regulations worldwide, as well as the applicable "Green" requirements imposed by our customers. Our factories are certified to the Environmental Management System ISO 14001:2015 standard. Additionally, we have in-house testing capability to help ensure product compliance. We place great importance on compliance to local health and safety laws and regulations. At our manufacturing facilities, we are also committed to protecting our workers from exposure to hazardous substances following the principles established for the health and safety management system, ISO 45001. For example, we have replaced volatile organic compounds ("VOC") emitting inks and paints with reduced-VOC paints at some of our manufacturing facilities.

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

In the nations where we have operations or otherwise conduct business, we are also subject to tariffs, import/export controls, and other trade-related laws and limitations. These limits, regulations, and tariffs, especially those pertaining to or affecting relations between the United States and the PRC, might significantly disrupt our business, affecting our capacity to manufacture, source components and sell goods. The current U.S. administration has introduced new policies imposing additional tariffs on goods manufactured abroad, including goods manufactured in the PRC, Brazil, Vietnam and Mexico. Tariffs imposed under the International Economic Emergency Powers Act on the PRC and Mexico were declared unlawful by the U.S. Supreme Court on February 20, 2026, and have since been lifted, but the Administration has moved to replace them with new duties under alternative authorities, including Section 122 of the Trade Act. Significant uncertainty continues to exist about the future of U.S. trade policy and the implementation of new tariffs, including but not limited to, new tariffs on goods manufactured in the PRC and Mexico. This includes the 2026 Joint Review of the U.S.-Canada-Mexico Agreement (“USMCA”), which could impact rules of origin and import restrictions on trade with Mexico. These measures, if fully implemented, will increase costs for certain goods imported into the United States.

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

Human Capital

As of December 31, 2025, we employed 3,099 members of staff across our worldwide facilities. Of this staff, 2,392 are associated with our manufacturing and supply chain organizations in the PRC, Vietnam, Mexico and Brazil. Beyond the manufacturing and supply chain organizations, 390 of our staff work in engineering and R&D, 96 in sales, marketing, consumer service and support and 221 in executive and administrative functions.

Additionally, in the PRC, we work with third-party agencies who have recruited and provided us with a small percentage of our workers to support our production activities. These third-party agencies have been required to adhere to both the relevant RBA Code of Conduct requirements and our own Supplier Code of Conduct, which among other things, prohibits the use of forced labor and sets forth requirements on fair dealing, legal compliance, business integrity, labor practices, health and safety and environmental management. We have also standardized the qualification, contract and monitoring standards for all third-party agencies.

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
•sensor engineering and R&D teams are located in Poway, California;
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

Labor unions represent approximately 6.0% of our 3,099 employees as of December 31, 2025. Some of these unionized workers are employed in Monterrey, Mexico, and are represented under contract with the Sindicato Industrial de Trabajadores de Nuevo León adherido a la Federación Nacional de Sindicatos Independientes. Unionized workers, employed in Manaus, Brazil, are represented under contract with the Sindicato dos Trabalhadores nas Industrias Metalugicas, Mecanicas e de Materiais Eletricos de Manaus. Additionally, workers at our Vietnam facility are covered by a collective bargaining agreement. These workers represent approximately 20.0% of our 3,099 employees as of December 31, 2025. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. We believe that our relationships with employees and their representative organizations are good.

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

Seasonality

Historically, our business has been influenced by the retail sales cycle, with increased sales in the second half of the year. We expect this pattern to be repeated during 2026.

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers on March 12, 2026:

Name	Age	Position
Richard K. Carnifax	39	Interim Chief Executive Officer and Chief Operating Officer
Wade M. Jenke	42	Chief Financial Officer
Ramzi S. Ammari	60	Senior Vice President, Corporate Planning and Strategy

Richard K. Carnifax has served as our Interim Chief Executive Officer since July 2025 and Chief Operating Officer since February 2023. He joined us in May 2020 as Vice President, Global Supply Chain and in July 2022, he was promoted to Vice President, Operations. Prior to joining us, from March 2019 until May 2020, Mr. Carnifax was the Chief Operating Officer at Cast Nylons, a privately held manufacturer and distributor of cast nylon stock shapes and custom cast parts, and was Vice President, Operations at Cast Nylons from November 2017 until March 2019. From November 2015 until September 2017, he held various operational roles at Air Enterprises, a privately held manufacturer of specialty air handling equipment. Prior to joining Air Enterprises, Mr. Carnifax spent four years scheduling and planning materials for Howden, a provider of high-quality air and gas handling products and services to the power, oil and gas, mining and petrochemical industries. Mr. Carnifax holds a Bachelor of Arts in Political Science and a Master of Arts in International Relations/Business from the University of Akron.

Wade M. Jenke has served our Chief Financial Officer since December 2025. As Chief Financial Officer, Mr. Jenke is responsible for UEI’s financial, accounting, treasury, and investor relations functions, and implements financial strategies that support UEI’s growth and profitability initiatives. Prior to joining us, Mr. Jenke served as the Chief Financial Officer of Amtech Systems, Inc., a Nasdaq-listed public company (ASYS) that manufactures and provides advanced thermal processing equipment, services, and supplies for the semiconductor industry, from August 2024 to December 2025. Prior to joining Amtech, he served as Chief Financial Officer of EMS Group, a business unit of ASSA ABLOY Opening Solutions, an access solutions company, from January 2018 to July 2024. From September 2016 to December 2018, Mr. Jenke served as Vice President of Finance and Director of Accounting at HES Inc., a provider of electromechanical locking solutions. From June 2012 to August 2016, he served as HES Inc.’s Senior Manager of Finance and Cost Analysis. Mr. Jenke received his Bachelor of Science and Master of Business Administration from Arizona State University, is a Certified Public Accountant in the State of Arizona, has a Project Management Professional certification, and is a Six Sigma Black Belt.

Ramzi S. Ammari has served as our Senior Vice President, Corporate Planning and Strategy since 2015. He joined us in June 1997 as a Project Manager and served as our Director of Corporate Planning and Development from 1998 until 2000, as our Sr. Director, Product Management and Marketing from 2000 until 2003, as our VP, Product Development from 2003 until 2010, as our SVP, Global Product Planning from 2010 until 2013 and as our SVP, Product Planning and Strategy from 2013 until 2015. He has global responsibility for the Company's technology innovation roadmap; driving new product initiatives; directing and implementing strategic partnerships, joint ventures and acquisitions; and recommending new avenues for business creation. Prior to joining us, Mr. Ammari worked at Mitsubishi Consumer Electronics of America for four years as Business Planning Manager where he was responsible for introducing the first flat-screen plasma display panel television for the North America market. He received his Bachelor of Science, Engineering degree and a Master of Business Administration from University of California, Irvine.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the headings "Business", "Liquidity and Capital Resources", and other statements throughout this report preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions. Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

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

Risks Relating to Finance

We have incurred losses from operations and our future profitability is not certain.
For the fiscal years ended December 31, 2025 and 2024,, we incurred a loss from operations of $6.4 million and $15.3 million, respectively, and our net loss for the fiscal years ended December 31, 2025 and 2024, was $18.6 million and $24.0 million, respectively, Our operating results and net income for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to shareholders.
It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or to execute on our current or future business strategies, including to:

•invest in research and development efforts, including by hiring additional technical and other personnel;
•maintain and expand operating or manufacturing infrastructure;
•acquire complementary businesses, products, services or technologies; or
•otherwise pursue strategic plans and respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing shareholders. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, we may be required to adopt one or more alternatives including, but not limited to, selling assets, exiting additional business lines, further reductions of our capital expenditures, delaying, reducing the scope of or eliminating one or more research and development programs, selling and marketing initiatives, and restructuring our existing debt obligations on new terms that may be less favorable than the existing terms, if available at all. If we are unable to manage discretionary spending, raise additional capital, or implement any of the above activities, as needed, we may need to further curtail planned activities to reduce costs, which could include additional reductions in workforce, additional eliminations of business activities and services, and further reductions in other operating expenses. Doing so could potentially have a material and adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

Our secured credit facility contains financial and restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness and limit our ability to borrow additional funds. The credit facility also imposes restrictions that may limit our ability to pursue business opportunities.

Our Second Amended and Restated Credit Agreement with U.S. Bank National Association (“U.S. Bank”), dated as of October 27, 2017, as amended through the date hereof ("Second Amended Credit Agreement"), subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include a financial covenant pertaining to our consolidated fixed charge coverage ratio. The Credit Agreement also subjects us to various restrictions on our ability to engage in certain activities, such as selling assets outside the ordinary course of business, raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, if an event of default occurs under the Credit Agreement, U.S. Bank can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If an event of default occurs under the Credit Agreement and if U.S. Bank elects to exercise its rights, we may not be able to pay our debts and other monetary obligations as they come due, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

We may be unable to realize the level of the anticipated benefits that we expect from exiting facilities and restructuring our operations, which may adversely impact our business and results of operations.

From time to time, we may decide to exit certain facilities or otherwise undertake restructuring, reorganization, or other strategic initiatives to realign our resources with our growth strategies, operate more efficiently, and reduce costs. For example, in August 2025, we announced the anticipated closure of our manufacturing facility in Mexico. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, facility consolidations and closures, restructurings, management changes, reductions in investments, shut-downs or discontinuance of businesses, and other actions, each of which may depend on a number of factors that may not be within our control. Any such effort to restructure or streamline our organization may result in restructuring or other costs, such as severance and termination costs, contract and lease termination costs, asset impairment charges, and other costs.

Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and other retention issues. Reorganization and restructuring can impact a significant amount of management and other employees’ time and resources, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated benefits, including cost savings, which would adversely affect our business, competitive position, operating results, and financial condition.

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
•the expected continued growth in connected home, digital TVs, DVRs, PVRs and overall growth in the Company's industry;
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

Potential Fluctuations in Quarterly Results
We may from time to time increase our operating expenses to fund greater levels of R&D, sales and marketing activities, development of new distribution channels, improvements in our operational and financial systems, moving manufacturing capabilities to other locations or countries, and/or development of our customer support capabilities. In addition, legal expenses could increase from time to time as we enhance or increase our litigation efforts and/or to support our efforts to comply with or respond to various government regulations and investigations. To the extent such expenses precede or are not subsequently followed by increased revenues, our business, operating results, financial condition and cash flows will be adversely affected. In addition, we may experience significant fluctuations in future quarterly operating results that may be caused by many other factors, including demand for our products, introduction or enhancement of products by us and our competitors, the loss or acquisition of any significant customers, market acceptance of new products, price reductions by us or our competitors, mix of distribution channels through which our products are sold, product or supply constraints, level of product returns, mix of customers and products sold, component pricing, mix of international and domestic revenues, foreign currency exchange rate fluctuations and general economic conditions. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing or marketing decisions or acquisitions that may have a material adverse effect on our business, results of operations or financial condition. As a result, we believe period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarters our operating results will be below the expectations of public market analysts and investors. If this happens the price of our common stock may be materially adversely affected.

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

In addition, under the Second Amended Credit Agreement with U.S. Bank, we may elect to pay interest on the revolving line of credit ("U.S. Credit Line") based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin or a base rate (based on the prime rate of U.S. Bank or as otherwise specified in the Second Amended Credit Agreement), plus an applicable margin. Further, under our Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, we pay interest on the provided line of credit ("China Credit Line") based on the one-year rate from the National Interbank Funding Center less a margin. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

A significant portion of our operations is conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Except for Universal Electronics BV, which has guaranteed the performance under our U.S. Credit Line, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs. In addition, any payment of dividends, loans or advances by our subsidiaries may be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Further, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.

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

Moreover, we rely heavily on computer systems and software to manage and operate our business, record and process transactions, and manage, support and communicate with our employees, customers, suppliers, vendors, and other third parties. Computer systems and software are important to production planning, finance, company operations and customer service, among other business-critical processes. Despite our efforts to prevent disruptions to our computer systems and software, these systems and software may be affected by damage, disruption, attack, or interruption from, among other causes, power outages, system failures, computer viruses, the development of harmful malware or ransomware, denial-of-service attacks and other intrusions, including cybersecurity incidents and other disruptions or failures. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software that is commonly used by companies in cloud-based services and bundled software. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which we operate. We rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions in or cybersecurity incidents and disruptions and failures related to such systems. Remote work and remote access also increases the risk of cybersecurity incidents and disruptions and failures on our systems surface. In addition, there has been a global increase in cybersecurity threat volume, frequency, and sophistication driven by the global enablement of remote workforces. Geopolitical tensions or conflicts, such as ongoing conflicts and uncertainties in Ukraine, Iran and Venezuela, may further heighten the risk of cybersecurity incidents and disruptions of our services and software on which we rely. We continue to try to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems (including through upgrades to our security and information technology systems), providing training for all employees (with more enhanced or frequent training based on role or responsibility), assessing the continued appropriateness of relevant insurance coverage and strengthening our controls and procedures to monitor, mitigate and respond appropriately to these threats. We carry cyber insurance, and while we have not incurred any material losses due to any failure of or disruptions to our systems, or from any cybersecurity incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or that any insurer will not deny coverage as to any future claim.

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

Artificial Intelligence
We may incorporate AI solutions into some of our platforms, offerings, services and features, and these applications may become more important in our operations over time. Our competitors, or other third parties, may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and affect our results or operations. Additionally, if our AI applications are based on data, algorithms, or other inputs that are flawed, or if they assist in producing content, analyses, or recommendations that are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand, reputational, or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by government or other regulatory agencies, will require significant resources to develop, test, and maintain our platforms, offerings, services, and features in order to implement AI ethically and minimize any unintended, harmful impacts.

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

Dependence on Major Customers
The economic strength and weakness of our worldwide customers affect our performance. We sell our products, accessory products, and proprietary technologies to video service providers, OEMs, retailers and private label customers. We also supply our products, accessory products, and technologies to our wholly owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute our products worldwide. While we generally have a broad and varied customer base, during the years ended December 31, 2025, 2024 and 2023, Daikin Industries Ltd. accounted for sales totaling more than 10% of our net sales. In addition, we have some customers that, individually or through their subsidiaries or affiliated partners, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large individual customers, or our inability to maintain order volume with these customers, may have an adverse effect on our sales, operating results, financial condition and cash flows.

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

Manufacturing Risks
We operate factories in the PRC, Vietnam and Brazil. In addition, we utilize third-party manufacturers located in Asia and Mexico to manufacture a portion of our products. We believe that the loss of any one or more of these third-party manufacturers would not have a long-term material adverse effect on our business, results of operations and cash flows, because numerous other manufacturers are available to fulfill our requirements; however, the loss of any of our major third-party manufacturers may adversely affect our business, operating results, financial condition and cash flows until alternative manufacturing arrangements are secured.

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

In the United States, among other relevant restrictions, the Uyghur Forced Labor Prevention Act (the "UFLPA") creates a rebuttable presumption that all goods produced or manufactured, even partially, in the PRC’s Xinjiang Uyghur Autonomous Region ("XUAR") were made with forced labor and, therefore, would not be allowed entry at U.S. ports. Importers that source from the XUAR are required to present clear and convincing evidence that goods from the XUAR are not made with forced labor. While we do not authorize the sourcing of any product from the XUAR and have increased compliance to ensure our entire supply chain is free of any products made with forced labor, there is nonetheless a risk, particularly in light of prior media allegations and government inquiries focusing on one of our former facilities, that our business, results of operations and financial condition could be adversely affected by the UFLPA, related regulatory requirements and enforcement activity, or related customer concerns. Overall, our reliance on international supply chains involves a risk of adverse effects to our business, including from government restrictions and enforcement efforts.

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

Difficulty in Ordering Integrated Circuits and Increases in Commodities and Freight Costs Have Adversely Affected and Will Continue to Adversely Affect Our Business
We have experienced difficulty in ordering ICs in the recent past and this difficulty could continue in the future. While we have identified other sources of ICs and are taking other production and inventory control steps in order to mitigate the effects caused by these types of shortages, we cannot guarantee that the alternative sources will meet our short- and longer-term IC needs and/or without experiencing increases in the prices we pay for these components. If we are not able to purchase sufficient quantities of ICs from our current and alternative suppliers, we may not be able to produce sufficient quantities of products to meet our customers' demands. This, in turn, may affect our ability to meet our quarterly revenue targets and otherwise adversely affect our business. In addition, many of our products are paired with certain of our customers' products, like set-top boxes and televisions. If those customers are not able to obtain sufficient quantities of ICs for their products, their demand for our products may decrease. Also, we are continuing to experience increases in freight costs which have adversely affected and may continue to adversely affect our margins. At the same time, in order to secure components for our products or services, we have made and may continue to make advance payments to suppliers and/or enter into non-cancelable commitments with suppliers. We have strategically purchased and may continue to strategically purchase ICs and other key components in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand properly or if customer changes its demand significantly, a temporary "oversupply" could result in excess or obsolete components.

Transportation Costs and Impact of Oil Prices
We ship products from our factories and foreign manufacturers via ocean and air transport. It is sometimes difficult to forecast swings in demand or delays in production and, as a result, products may be shipped via air, which is more costly than ocean shipments. We typically cannot recover the increased cost of air freight from our customers. Additionally, tariffs and other export fees may be incurred to ship products from foreign manufacturers to the customer. These increases in costs and tariffs may have a material adverse effect on our product margins. We also have an exposure to oil prices in two forms. The first is in the prices of oil-based materials in our products, which are primarily the plastics and other components that we include in our finished products. The second is in the cost of delivery and freight, which would be passed on by the carriers that we use in the form of higher rates. Rising oil prices may have an adverse effect on cost of sales and operating expenses, and international conflicts may continue to create uncertainty in oil prices and may produce continued or increased disruptions to international shipping and fluctuating freight costs.

Disruptions Caused by Labor Disputes or Organized Labor Activities Could Materially Harm our Business and Reputation
Currently, approximately 200 of our Brazil and Mexico employees are represented by labor unions. Additionally, approximately 600 of our Vietnam employees are covered by a collective bargaining agreement. Disputes with the current labor unions or new union organizing activities could lead to production slowdowns or stoppages and make it difficult for us to meet scheduled delivery times for product shipments to some of our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.

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

Smart control solutions in the HVAC market tend to have long development lead-times, ranging from 12-24 months depending on product complexity. These development cycles include initial longer customer engagement upfront to define new product requirements as well as extensive testing and validation of thermostat control and performance against legacy and new HVAC equipment at the end of development. These long development lead-times translate into longer product life cycles, ranging from 5-8 years, as the product replacement cycle takes longer to define, develop and launch. Major HVAC OEMs typically select more than one supplier across their climate controller product categories: remote controls, wall-mount controllers and smart or connected thermostats. Suppliers are typically selected based on the breadth of their technology, development experience in the product category and their supply chain capabilities.

The home security and automation industry is highly fragmented and subject to significant competition and pricing pressures. In particular, the monitored security industry providers have highly recognized brands which may drive increased awareness of their security/automation offerings rather than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional activities, which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In addition, video service providers have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. We also face competition from DIY companies that are increasingly providing products which enable customers to self-monitor and control their environments without third-party involvement. Further, DIY providers may also offer professional monitoring with the purchase of their systems and equipment or new IoT devices and services with automated features and capabilities that may be appealing to customers. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Availability of Adequate Workforce Levels
Presently, a portion of workers at our PRC factory are obtained from third-party employment agencies. As the labor laws, social insurance and wage levels continue to grow, our costs to employ these and other workers in the PRC may grow beyond that anticipated by management. Some of our key customers have demanded that we reduce the percentage of workers sourced from third-party employment agencies, which may also lead to increased costs in recruitment, retention and compliance. While we have already experienced increases in labor rates in the PRC, as the PRC market continues to open up and grow, we may experience an increase in competition for the same workers, resulting in either an inability to attract and retain an adequate number of qualified workers or an increase in our employment costs to obtain and retain these workers.

Changes in the Policies of the PRC Government May Have a Significant Impact Upon the Business We Conduct in the PRC and the Profitability of Such Business
Our business operations may be adversely affected by the current and future political environment in the PRC. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, labor and social insurance, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Additionally, in light of recent geo-political tensions and competing territorial claims, the PRC's relationships with other countries or governments could grow more complex or openly adversarial, potentially leading to far-reaching market disruptions. Potential conflict across the Taiwan Strait or between the PRC and other countries or governments could cause a significant adverse effect to our business and could lead to a disruption in our ability to operate in or source from the PRC.

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

Risks Relating to Regulation and Legal Matters

Certain Regulatory and Financial Risks Related to Climate Change
Concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows. Ultimately, the impacts of climate change, whether involving physical risks or transition risks, are expected to be widespread and unpredictable and may materially adversely affect our business and financial results.

Significant Developments From Potential Changes in U.S. Trade Policies Could Have a Material Adverse Effect On Us
In the nations where we have operations or otherwise conduct business, we are also subject to tariffs, import/export controls, and other trade-related laws and limitations. These limits, regulations, and tariffs may significantly disrupt our business, affecting our capacity to manufacture, source components and sell goods. The current U.S. administration has introduced policies imposing tariffs on goods manufactured abroad, including goods manufactured in the PRC, Vietnam, Taiwan and Mexico. Significant uncertainty continues to exist about the future of U.S. trade policy and the implementation of new tariffs, as well as any possible exemptions from the tariffs (such as through the USMCA). We are monitoring these actions, which could have an adverse impact on our business strategy, operating results and financial condition. The measures by the administration may increase costs for certain goods imported into the United States, and there can be no assurance that these tariffs will not be implemented or increased in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in U.S. trade policy affect our operating results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools and strategies to address these issues. We manufacture a substantial amount of our products in the PRC and Mexico and are presently subject to these additional tariffs and will remain so until the tariff lists are altered. These tariffs, and other governmental action relating to international trade agreements or policies, may adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact our business. These additional tariffs may cause us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

Risks and Uncertainties Associated with Our Expansion Into and Our Operations Outside of the United States May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Our international operations continue to grow, making up a significant part of our current business and future strategic plans. We presently operate factories in the PRC, Vietnam and Brazil, engineering centers in India, Japan and Korea and rely on third-party manufacturers located in Asia and Mexico. We are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.

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

We are Subject to a Wide Variety of Complex Domestic and Foreign Laws and Regulations
We are subject to a wide variety of complex domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, laws governing improper business practices, and health, safety and environmental laws and regulations. These laws and regulations not only govern our current operations and products but could also impose liability on us for our past operations. From time to time, our Company, our operations and the industries in which we operate are being reviewed or investigated by regulators, which may lead to enforcement actions or the assertion of private litigation claims and damages. Our costs to respond to any investigation or to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition. Although we believe that we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means that compliance risks will continue to exist. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, will likely arise from time to time. These investigations, examinations and other proceedings may subject us to significant liability and require us to pay significant settlements, fines and penalties, which may have a material adverse effect on our results of operations, cash flows or financial condition.

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

The Prominence and Evolution on Disclosures related to Sustainability, Human Capital, and Governance and Other Corporate Responsibility Matters May Expose Us to Certain Performance and Reputational Risks
We have established certain goals related to sustainability, human capital, and governance matters and the reporting of such data. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. Standards for tracking and reporting such matters continue to evolve. Methodologies for reporting such data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting these matters relating to our operations and supply chain are evolving along with various standards for identifying, measuring, and reporting such metrics, including related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time. One such method is our use of the EcoVadis sustainability rating system. Further, we may amend, abandon or replace our goals related to sustainability, human capital, and governance matters due to a change in strategy, reduced relevance of such goals or changing market conditions and we may take certain actions that stakeholders or regulators view as contrary to such goals. Certain stakeholders may have different views on where our focus on such matters should be placed, including different views of regulators in the various jurisdictions in which we operate. If our practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, service provider or employer could be negatively impacted.

Risks Relating to Our Stock

The Price of Our Common Stock is Volatile and May Decline Regardless of Our Operating Performance
Historically, we have had large fluctuations in the price of our common stock, including a significant decline in our stock price, and such fluctuations may continue. The trading market for our common stock has historically been at low volumes and our market price is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to product and technology development, relationships with new and existing customers, litigation and other legal proceedings in which we are involved and intellectual property impacting us or our business; announcements concerning strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock; the inclusion or removal of our common stock from any indices; investor perceptions as to the likelihood of achievement of near-term goals; changes in market share of significant customers; changes in operating performance and stock market valuations of other technology or content providing companies generally; and market conditions or trends in our industry or the economy as a whole. Stockholders of other companies have instituted securities class action litigation against such companies after periods of price volatility in such companies’ stock. If we were to become involved in such securities litigation, we may incur substantial costs and the attention of management may be diverted from our business.

In addition, our officers and directors periodically sell shares of our common stock which they own, many times pursuant to trading plans established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Sales of shares by our officers and directors may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by such sales of shares by our officers and directors.

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

Our Governing Corporate Documents Contain, and Our Board May Implement, Antitakeover Provisions that May Deter Takeover Attempts
Our governing corporate documents, among other things, require super-majority votes in connection with certain mergers and similar transactions. In addition, our Board may, without stockholder approval, implement other anti-takeover defenses, such as a stockholder's rights plan.

Risks Relating to Economic Conditions and Global Events

General political and economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, supply chain disruptions, labor shortages, wage pressures, geo-political matters and conflicts, rising inflation and potential economic slowdown or recession, as well as increases in costs including fuel and energy costs, foreign currency exchange rate fluctuations, tariffs, and other matters that influence consumer spending and preferences. Among other events, international conflicts have led to disruption of international shipping lanes, causing shipping delays and fluctuating freight costs. These conflicts and the resulting sanctions and related countermeasures could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, and supply chain interruptions. Additionally, they have the potential to spread to or exacerbate tensions in other countries or regions, leading to new and unanticipated disruptions.

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

In the nations where we have operations or otherwise conduct business, we are also subject to tariffs, import/export controls, and other trade-related laws and limitations. These limits, regulations, and tariffs may significantly disrupt our business, affecting our capacity to manufacture, source components and sell goods. The current U.S. administration has introduced policies imposing tariffs on goods manufactured abroad, including goods manufactured in the PRC, Vietnam, Taiwan and Mexico. Significant uncertainty continues to exist about the future of U.S. trade policy and the implementation of new tariffs, as well as any possible exemptions from the tariffs (such as through the USMCA). We are monitoring these actions, which could have an adverse impact on our business strategy, operating results and financial condition. The measures by the administration may increase costs for certain goods imported into the United States, and there can be no assurances that additional tariffs will not be implemented or increased in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in U.S. trade policy affect our operating results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools and strategies to address these issues. In addition, retaliatory tariffs imposed by other countries or other potential government actions, could result in further adverse impacts on our business strategy, operating results and financial condition.

General Risks

Economic Downturns and Other Global, National, and Regional Conditions May Adversely Affect Our Results of Operations, Cash Flow, Liquidity or Financial Condition
Because we conduct our business on a global platform, our business is sensitive to global and regional business and economic conditions. Adverse changes in global, national, regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions (such as the Russian invasion of Ukraine, conflict in the Middle East, tension across the Taiwan Strait and tension between the United States and foreign countries, and the ramifications of those and other events) impact our activities. Additionally, we conduct business in countries, including Argentina, that have policies which restrict outbound U.S. Dollar transactions. Such conditions in the United States and worldwide may impact our business due to weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, advisories, or disruptions, and concerns over disease, violence, war, or terrorism may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.

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

Risks Relating to Natural or Man-Made Disasters, Contagious Disease, Climate Change, Violence, or War May Cause Increases in the Cost of Raw Materials, Production, and Energy which May Adversely Affect Our Earnings or Cash Flow
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we lease and/or own properties and equipment or manage our business, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we previously experienced from the COVID-19 pandemic, any one or more of these events, including the actions taken in ongoing international conflicts, could disrupt sales volumes, raw material and fuel supplies and increase our costs, reduce our ability to manufacture and supply our products, and/or increase our operating costs, all of which could adversely affect our earnings or cash flows and profits. There are also inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure globally, all have the potential to disrupt our business and operations. Such events could result in increases in our costs and expenses and harm our future revenue, cash flows and financial positions.

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

Governance

Our Board plays a role in guiding and overseeing our cybersecurity strategies and has tasked our Audit Committee with the responsibility for cybersecurity oversight by setting policies, reviewing risk management strategies and reviewing compliance with legal and regulatory requirements. The Audit Committee, as appropriate, briefs the Board on cybersecurity matters.

Management is also responsible for upholding our cybersecurity processes. To this end, we have established a global cybersecurity management team, led by our Vice President, Cybersecurity. Our Vice President, Cybersecurity reports directly to our Senior Vice President and CFO and is primarily responsible for cybersecurity oversight and for developing strategies to mitigate risks from cybersecurity threats, monitoring policy compliance and educating staff on security practices. In carrying out his duties, our Vice President, Cybersecurity provides periodic reports to the Director of our Internal Audit Department, who, in turn, briefs the Audit Committee of the Board on the contents of such reports, including incident reports, compliance status and updates on cybersecurity initiatives.

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

ITEM 2. PROPERTIES

Our global headquarters is located in Scottsdale, Arizona. We utilize the following facilities:

Location	Purpose or Use	Square Feet	Status
Scottsdale, Arizona	Corporate headquarters, engineering, research and development	25,106	Leased, expires February 27, 2027
Hong Kong, PRC	Asian headquarters	6,550	Leased, expires July 31, 2028
Enschede, Netherlands	European headquarters and call center	19,440	Leased, expires February 28, 2029
Bangalore, India	Engineering, research and development	21,326	Leased, expires May 31, 2026
Carlsbad, California	Engineering, research and development	30,758	Leased, expires December 31, 2027
Plymouth, Minnesota	Engineering, research and development	2,000	Leased, expires June 30, 2027
Poway, California	Engineering, research and development	7,891	Leased, expires December 31, 2026
Santa Ana, California	Engineering, research and development	18,420	Leased, expires November 30, 2027
Suzhou, PRC	Engineering, research and development	5,705	Leased, expires December 31, 2027
Hai Duong, Vietnam	Manufacturing facility	124,776	Leased, expires June 30, 2035
Manaus, Brazil	Manufacturing facility	56,120	Leased, expires August 19, 2028
Monterrey, Mexico	Manufacturing facility	61,296	Leased, closed July 31, 2025.
Yangzhou, PRC (1)	Manufacturing facility	1,247,688	Land leased, expires November 19, 2060
Guangzhou, PRC	Service center	26,850	Leased, expires April 14, 2028

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market under the symbol UEIC. Our stockholders of record on March 4, 2026 numbered 134. We have never paid cash dividends on our common stock. We intend to retain our earnings, if any, to reinvest in the business for future operations and expansion and, as such, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following table sets forth, for the fourth quarter, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 - October 31, 2025	—	$—	—	778,362
November 1, 2025- November 30, 2025	607,557	2.96	(607,557)	170,805
December 1, 2025- December 31, 2025	157,644	3.20	(157,249)	13,556
Total	765,201	$—	(764,806)

(1)Of the repurchases in December, 395 shares represent common stock of the Company that was owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)On October 26, 2023, our Board approved a share repurchase program with an effective date of November 7, 2023 (the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 986,444 shares of our common stock. On November 4, 2025, our Board authorized management to continue to execute under the Share Repurchase Program. As a result, pursuant to this authorization, we may, from time to time, repurchase up to the lesser of $1.2 million worth of our common stock or 13,556 shares (the total remaining number of shares available for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time.

On March 11, 2026, the Board authorized an amendment to the Share Repurchase Program to repurchase up to an additional 1,000,000 shares, or a total of 1,013,556 shares (including the 13,556 shares remaining available under the prior Board authorization for repurchase under the Share Repurchase Program).

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally discuss fiscal years 2025 and 2024 items and year-to-year comparisons between 2025 and 2024 in the section that follows. Discussions of fiscal year 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors of this Annual Report on Form 10-K and elsewhere in this document.

Overview

We design, develop, manufacture, ship and support climate control solutions, wireless sensors and smart home control products, home entertainment control products, technology and software solutions and audio-video ("AV") accessories, that are used by the world's leading brands in the climate control, security, home automation and home appliance, home entertainment and consumer electronics markets. Our product and technology offerings include:

Connected home:

•Climate Control Solutions: Our innovative climate control solutions include wireless and wired controllers, smart thermostats and connected peripherals for sensing and smart energy management. These products are primarily sold to original equipment manufacturer ("OEM") customers, as well as hotels, utilities and system integrators. Our UEI TIDE Family of Climate Control solutions feature advanced technologies such as WiFi, BLE, Zigbee and Matter, and connect to sensors for temperature, humidity, proximity, occupancy and carbon dioxide sensing.
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

We operate as one business segment. We have one domestic subsidiary and 22 international subsidiaries located in Brazil, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, People's Republic of China (the "PRC") (6), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for 2025:

•Net sales decreased 6.7% to $368.3 million in 2025 from $394.9 million in 2024.
•Our gross profit percentage remained consistent at 28.9% in 2025 and in 2024.
•Operating expenses, as a percent of sales, decreased to 30.6% in 2025 from 32.7% in 2024.
•Operating loss was $6.4 million in 2025 compared to $15.3 million in 2024, and our operating loss percentage was 1.7% in 2025, compared to 3.9% in 2024.
•Income tax expense was $6.6 million in 2025 compared to $5.4 million in 2024.

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

Manufacturing Footprint

We have continued to evaluate our global manufacturing footprint as part of our overall cost optimization and return to profitability strategy. In July 2025, our Board approved a plan to shut down our Mexico manufacturing facility. As of December 31, 2025 we have successfully closed the Mexico manufacturing facility and moved production from such facility to a combination of our Vietnam factory and a contract manufacturer based in Mexico.

Short-Term Employee Furlough

In October 2025, we announced a short-term furlough program affecting approximately 3% of our workforce in November 2025 and 4% of our workforce in December 2025. This action was taken as part of our cost containment efforts, and was designed to align labor costs with current business activity levels during the year-end holiday season, while preserving long-term employment relationships. The furloughs were temporary in nature, with affected employees returning to work after 80 hours. During the furlough period, the Company continued to provide certain benefits to affected employees, including healthcare coverage. The furlough program modestly reduced our labor-related expenses and supported ongoing cost management objectives.

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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	71.1	71.1
Gross profit	28.9	28.9
Research and development expenses	7.1	7.5
Selling, general and administrative expenses	23.2	23.3
Factory restructuring charges	0.3	0.9
Legal judgment	—	1.1
Operating income (loss)	(1.7)	(3.9)
Interest income (expense), net	(0.3)	(0.8)
Other income (expense), net	(1.3)	0.0
Income (loss) before provision for income taxes	(3.3)	(4.7)
Provision for income taxes	1.8	1.4
Net income (loss)	(5.1)%	(6.1)%

Year Ended December 31, 2025 ("2025") Compared to Year Ended December 31, 2024 ("2024")

Net sales. Net sales for 2025 were $368.3 million, a decrease of 6.7% compared to $394.9 million in 2024. Net sales by channel were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Connected home	$125,384	$108,258
Home entertainment	242,904	286,621
Total net sales	$368,288	$394,879

Net sales in connected home were $125.4 million for the year ended December 31, 2025 compared to $108.3 million for the year ended December 31, 2024. This growth is driven primarily by shipments to large climate control and home automation customers relating to projects won over the past couple of years.

Net sales in home entertainment were $242.9 million for the year ended December 31, 2025 compared to $286.6 million for the year ended December 31, 2024. The decrease in sales within the home entertainment channel was primarily driven by lower demand for subscription broadcasting products in Europe and Latin America, particularly for basic remote controls with lower price points and limited or no advanced features. In addition, several customers in the consumer electronics industry experienced reduced demand for televisions, which led to a corresponding decline in remote control sales in this channel. The retail market also remained weak in 2025, reflecting elevated inventory levels and soft sell-through performance.

Gross profit. Gross profit in 2025 was $106.5 million compared to $114.0 million in 2024. Gross profit as a percent of sales remained consistent at 28.9% in 2025 and 2024. During 2025, gross margin benefited from the stabilization of global freight rates and the Company’s ongoing initiatives to optimize freight and logistics spending, which collectively contributed approximately 60 basis points of improvement compared to the prior year. Gross margin was further favorably impacted by foreign currency movements. A weaker U.S. dollar relative to the Euro and British Pound, together with a stronger U.S. dollar relative to the Vietnamese Dong, contributed approximately 90 basis points of gross margin improvement. These favorable impacts were partially offset by incremental tariff costs that were not recoverable through customer pricing actions, which reduced gross margin by approximately 100 basis points during 2025. In addition, we recorded an additional $0.9 million impairment charge related to machinery and equipment that will no longer be utilized following the closure of our Mexico manufacturing facility in the fourth quarter of 2025.

Research and development ("R&D") expenses. R&D expenses decreased 11.6% to $26.3 million in 2025 from $29.7 million in 2024. The decrease in R&D expenses is primarily attributable to reductions in payroll and related personnel expenses of $2.6 million following headcount optimization actions, a reduction of discretionary travel spending of $0.3 million and also reduced third-party product development costs.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased 7.0% to $85.4 million in 2025 from $91.8 million in 2024. The decrease in operating expenses primarily reflects lower volume-driven expenses of approximately $2.2 million, consistent with the decline in sales volume during the year. The Company has also implemented cost-reduction initiatives, including organizational rightsizing efforts, which resulted in savings from headcount reductions. People-related expenses decreased by approximately $4.8 million. These reductions were further complemented by approximately $2.8 million of lower discretionary spending, including reductions in travel, software, and professional service expenses. These cost savings were partially offset by certain one-time charges incurred during the year, including $1.3 million related to the abandonment of office space in Carlsbad, California and $2.6 million of severance costs associated with the Company’s global reduction in force.

Factory restructuring charges. During the year ended December 31, 2025, we recorded $1.2 million in expense, including severance and moving costs associated with the closure of our factory in Mexico. During the year ended December 31, 2024, we recorded $3.6 million in expense, including severance and other closure related activities pertaining to our southern PRC factory, and moving costs associated with the transfer of equipment from our Mexico factory to our facility in Vietnam.

Legal judgment. During the year ended December 31, 2024, we recorded $4.2 million in expense, relating to an adverse judgment against one of our subsidiaries located in the PRC.

Interest income (expense), net. Net interest expense decreased to $0.9 million in 2025 from $3.4 million in 2024, primarily as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other income, net was $4.6 million in 2025, from $0.1 million in 2024. The deterioration was primarily due to an increase in net foreign currency losses.

Provision for income taxes. Income tax expense was $6.6 million in 2025 compared to $5.4 million in 2024. Our effective tax rate in 2025 and 2024, (55.5)% and (29.2)%, respectively, differs from the U.S. statutory rate of 21% primarily as a result of our jurisdictional mix of pre-tax income/loss, as well as losses incurred in the U.S. which are not benefited due to a valuation allowance.

Liquidity and Capital Resources

Sources of Cash

While we incurred a loss from operations of $6.4 million in 2025 and $15.3 million in 2024, historically, we have utilized cash provided from operations as our primary source of liquidity, as internally generated cash flows have typically been sufficient to support our business operations, capital expenditures and discretionary share repurchases. When needed, we have utilized our revolving lines of credit to fund operations, share repurchases and acquisitions. We anticipate that we will continue to utilize both cash flows from operations and our revolving lines of credit to support ongoing business operations, capital expenditures, discretionary share repurchases and potential acquisitions. We believe our current cash balances, anticipated cash flow to be generated from operations and available borrowing resources will be sufficient to cover expected cash outlays for at least the next twelve months and for the foreseeable future thereafter; however, because our cash is located in various jurisdictions throughout the world, we may at times need to increase borrowing from our revolving lines of credit or take on additional debt until we are able to transfer cash among our various entities.

	December 31,
	2025	2024
Cash and cash equivalents	$32,306	$26,783
Available borrowing resources	42,459	32,300

Cash and cash equivalents – At December 31, 2025, we had $1.6 million, $9.0 million, $4.6 million, $10.0 million and $7.2 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.
Available Borrowing Resources – Our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("U.S. Credit Line") that expires on September 30, 2027. The U.S. Credit Line has a maximum availability up to $60.0 million, subject to meeting certain financial conditions. Availability is based on Borrowing Base defined as 75% of accounts receivable aged less than 90 days less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At December 31, 2025, the U.S. Credit Line total availability was $48.5 million. At February 24, 2026, the U.S. Credit Line total availability was $47.1 million.

The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures. Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $0.5 million at December 31, 2025. At December 31, 2025, we had an outstanding balance of $5.5 million on our U.S. Credit Line and $42.5 million of availability.

Our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), has a Line of Credit Agreement ("Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line" and, together with the U.S. Credit Line, "Credit Lines") through July 16, 2026. We expect to renew the Line of Credit Agreement with the Bank of China prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line has a maximum availability up to RMB 130.0 million (approximately $18.6 million), subject to meeting certain financial conditions.

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2025. At December 31, 2025, we had an outstanding balance of RMB 130.0 million (approximately $18.6 million) on our China Credit Line and no remaining availability.

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 9" for further information regarding our Credit Lines.

Uses of Cash

Our cash flows were as follows:

(In thousands)	Year Ended December 31, 2025	Increase (Decrease)	Year Ended December 31, 2024
Cash provided by (used for) operating activities	$23,626	$8,804	$14,822
Cash provided by (used for) investing activities	(6,751)	1,677	(8,428)
Cash provided by (used for) financing activities	(16,658)	3,106	(19,764)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,306	7,904	(2,598)
Net increase (decrease) in cash and cash equivalents	$5,523	$21,491	$(15,968)

	December 31, 2025	Increase (Decrease)	December 31, 2024
Cash and cash equivalents	$32,306	$5,523	$26,783
Working capital	85,809	1,606	84,203

Net cash provided by operating activities was $23.6 million during 2025 compared to $14.8 million during 2024. Net loss was $18.6 million for the year ended December 31, 2025 compared to $24.0 million for the year ended December 31, 2024.

Depreciation and amortization was $14.2 million for the year ended December 31, 2025 compared to $18.1 million during the year ended December 31, 2024, due to decreased purchases of property, plant and equipment over recent years. Inventories decreased by $4.6 million during the year ended December 31, 2025 compared to a decrease of $6.2 million during the year ended December 31, 2024. The decreases in inventories in both years were consistent with the lower sales demand. Our inventory turns were 2.8 turns at December 31, 2025 compared to 3.0 turns at December 31, 2024. The decline in turns was primarily attributable to maintaining required safety stock levels amid lower sales demand. Changes in accounts receivables and contract assets resulted in cash inflows of $41.5 million during the year ended December 31, 2025 compared to cash outflows of $12.2 million during the year ended December 31, 2024, largely as a result of decreased sales and improved customer collections. Days sales outstanding were 75 days at December 31, 2025 compared to 81 days at December 31, 2024. Changes in accounts payable and accrued liabilities resulted in cash outflows of $33.2 million during the year ended December 31, 2025, due primarily to the timing of payments in the fourth quarter and the reduced inventory purchases associated with lower sales demand. Changes in accounts payable and accrued liabilities resulted in cash outflows of $15.7 million during the year ended December 31, 2024, due primarily to the timing of payments in the fourth quarter. Changes in accrued income taxes resulted in cash inflows of $1.9 million during the year ended December 31, 2025 compared to cash inflows of $1.3 million during the year ended December 31, 2024.

Net cash used for investing activities during 2025 was $6.8 million, of which $3.9 million and $3.0 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during 2024 was $8.4 million, of which $4.5 million and $3.9 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents. We estimate that we will incur between $6.0 million and $8.0 million during 2026.

Net cash used for financing activities was $16.7 million during 2025 compared to $19.8 million during 2024. The primary financing activities in 2025 and 2024 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $13.6 million in 2025 and $17.8 million in 2024. During 2025, we purchased 871,501 shares of our common stock at a cost of $3.1 million compared to 206,598 shares at a cost of $2.0 million during 2024.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$24,079	$18,579	$5,500	$—	$—
Inventory purchases	4,314	4,310	4	—	—
Operating lease obligations	11,017	3,899	4,355	1,101	1,662
Property, plant, and equipment purchases	736	736	—	—	—
Software license	6,101	1,074	2,461	2,566	—
Total material cash commitments	$46,247	$28,598	$12,320	$3,667	$1,662

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

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2025, and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 12, 2026, expressed an unqualified opinion.

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

Revenue recognition - Determination of over time versus point in time revenue recognition

As described further in Note 2 and Note 4 to the consolidated financial statements, product revenue is generated through manufacturing and delivering home entertainment control products, climate control solutions, wireless sensor and smart home control products and audio-video accessories. The Company recognizes revenue over time when performance creates an asset with no alternative use (custom products) and when the Company has an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met. For each new product and/or contract, management performs an analysis to determine whether the asset created is a product with no alternative use and whether the terms and conditions of the contract indicate the Company has an enforceable right to payment for performance completed to date, including a reasonable margin. We identified the determination of over time versus point in time revenue recognition as a critical audit matter.

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

Phoenix, Arizona
March 12, 2026

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$32,306	$26,783
Accounts receivable, net	79,320	114,182
Contract assets	8,091	10,346
Inventories	77,793	79,355
Prepaid expenses and other current assets	6,803	9,478
Income tax receivable	806	2,350
Total current assets	205,119	242,494
Property, plant and equipment, net	27,600	34,207
Intangible assets, net	21,968	24,038
Operating lease right-of-use assets	10,203	14,322
Deferred income taxes	5,496	6,425
Other assets	3,611	1,868
Total assets	$273,997	$323,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,945	$72,031
Lines of credit	24,079	36,960
Accrued compensation	17,496	20,927
Accrued sales discounts, rebates and royalties	6,132	5,204
Accrued income taxes	2,524	2,161
Other accrued liabilities	20,134	21,008
Total current liabilities	119,310	158,291
Long-term liabilities:
Operating lease obligations	6,193	9,232
Deferred income taxes	1,507	1,931
Income tax payable	74	72
Other long-term liabilities	729	723
Total liabilities	127,813	170,249
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,146,367 and 25,712,940 shares issued on December 31, 2025 and 2024, respectively	261	257
Paid-in capital	350,222	344,697
Treasury stock, at cost, 13,537,944 and 12,666,443 shares on December 31, 2025 and 2024, respectively	(375,016)	(371,930)
Accumulated other comprehensive income (loss)	(19,115)	(28,350)
Retained earnings	189,832	208,431
Total stockholders' equity	146,184	153,105
Total liabilities and stockholders' equity	$273,997	$323,354

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$368,288	$394,879	$420,457
Cost of sales	261,827	280,885	322,897
Gross profit	106,461	113,994	97,560
Research and development expenses	26,269	29,723	31,281
Selling, general and administrative expenses	85,375	91,811	98,490
Factory restructuring charges (Note 13)	1,221	3,585	4,015
Legal judgment (Note 13)	—	4,172	—
Goodwill impairment (Note 7)	—	—	49,075
Operating loss	(6,404)	(15,297)	(85,301)
Interest expense, net	(935)	(3,361)	(4,332)
Other income (expense), net	(4,621)	60	(2,621)
Loss before provision for income taxes	(11,960)	(18,598)	(92,254)
Provision for income taxes	6,639	5,431	5,984
Net loss	$(18,599)	$(24,029)	$(98,238)

Earnings (loss) per share:
Basic	$(1.41)	$(1.85)	$(7.64)
Diluted	$(1.41)	$(1.85)	$(7.64)
Shares used in computing earnings (loss) per share:
Basic	13,172	12,959	12,855
Diluted	13,172	12,959	12,855

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(18,599)	$(24,029)	$(98,238)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	9,235	(7,592)	429
Comprehensive loss	$(9,364)	$(31,621)	$(97,809)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	25,000	$250	(12,295)	$(368,194)	$326,839	$(21,187)	$330,698	$268,406
Net income							(98,238)	(98,238)
Currency translation adjustment						429		429
Shares issued for employee benefit plan and compensation	317	3			1,290			1,293
Purchase of treasury shares			(165)	(1,779)				(1,779)
Stock options exercised	—	—			—			—
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					8,809			8,809
Balance at December 31, 2023	25,346	253	(12,460)	(369,973)	336,938	(20,758)	232,460	178,920
Net loss							(24,029)	(24,029)
Currency translation adjustment						(7,592)		(7,592)
Shares issued for employee benefit plan and compensation	338	4			1,059			1,063
Purchase of treasury shares			(206)	(1,957)				(1,957)
Shares issued to directors	29	—			—			—
Employee and director stock-based compensation					6,700			6,700
Balance at December 31, 2024	25,713	257	(12,666)	(371,930)	344,697	(28,350)	208,431	153,105
Net loss							(18,599)	(18,599)
Currency translation adjustment						9,235		9,235
Shares issued for employee benefit plan and compensation	365	3			428			431
Purchase of treasury shares			(872)	(3,086)				(3,086)
Shares issued to directors	68	1			(1)			—
Employee and director stock-based compensation					5,098			5,098
Balance at December 31, 2025	26,146	$261	(13,538)	$(375,016)	$350,222	$(19,115)	$189,832	$146,184

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(18,599)	$(24,029)	$(98,238)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,188	18,058	22,927
Provision for credit losses	454	1,081	70
Gain on sale of property, plant, and equipment	(312)	—	—
Deferred income taxes	866	(256)	(1,149)
Shares issued for employee benefit plan	431	1,063	1,293
Employee and director stock-based compensation	5,098	6,700	8,809
Impairment of goodwill	—	—	49,075
Impairment of long-lived assets	1,309	333	7,963
Changes in operating assets and liabilities:
Accounts receivable and contract assets	41,536	(12,174)	5,040
Inventories	4,571	6,239	51,458
Prepaid expenses and other assets	5,401	764	2,860
Accounts payable and accrued liabilities	(33,226)	15,733	(21,379)
Accrued income taxes	1,909	1,310	(3,539)
Net cash provided by operating activities	23,626	14,822	25,190
Cash flows from investing activities:
Purchase of Blue Chip Swap securities (Note 16)	(2,544)	—	—
Sale of Blue Chip Swap securities (Note 16)	2,314	—	—
Proceeds on sale of property, plant, and equipment	344	—	—
Acquisitions of property, plant and equipment	(3,875)	(4,572)	(8,116)
Acquisitions of intangible assets	(2,990)	(3,856)	(5,761)
Net cash used for investing activities	(6,751)	(8,428)	(13,877)
Cash flows from financing activities:
Borrowings under lines of credit	103,650	102,193	78,000
Repayments on lines of credit	(117,222)	(120,000)	(111,000)
Treasury stock purchased	(3,086)	(1,957)	(1,779)
Net cash used for financing activities	(16,658)	(19,764)	(34,779)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,306	(2,598)	(523)
Net increase (decrease) in cash and cash equivalents	5,523	(15,968)	(23,989)
Cash and cash equivalents at beginning of period	26,783	42,751	66,740
Cash and cash equivalents at end of period	$32,306	$26,783	$42,751

Supplemental cash flow information:
Income taxes paid	$2,624	$3,481	$13,176
Interest paid	$1,967	$4,738	$7,015

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 1 — Description of Business

Universal Electronics Inc. ("UEI"), based in Scottsdale, Arizona, is a global leader in universal wireless control solutions for the home. We design, develop, manufacture, ship and support climate control solutions, wireless sensor and smart home control products, home entertainment control products, technology and software solutions and audio-video ("AV") accessories that are used by the world's leading brands in the climate control, security, home automation, home appliance, home entertainment and consumer electronics markets. In addition, over the past 39 years, we have developed a broad portfolio of patented technologies and cloud-based connectivity and control software solutions that we license to our customers, including many leading Fortune 500 companies.

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

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our chief operating decision maker, the Interim Chief Executive Officer and Chief Operating Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we only have a single operating and reportable segment.

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
DECEMBER 31, 2025
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

Revenue is recognized over time when our performance creates an asset with no alternative use to us (custom products) and we have an enforceable right to payment for performance completed to date, including a reasonable margin, through a contractual commitment from the customer. Custom products are those products for which we are unable to redirect the asset to another customer in the foreseeable future without significant rework or due to contract restrictions. The method for measuring progress towards satisfying a performance obligation for a custom product is based on the costs incurred to date (input method). We believe that the costs associated with production are most closely aligned with the revenue associated with those products. Costs to obtain a contract are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general, and administrative expense in the consolidated statements of operations.

We recognize revenue at a point in time if the criteria for recognizing revenue over time are not met, the title of the goods has transferred (based upon the terms of the contract, which can be upon shipment or delivery) and we have a present right to payment.

While unit prices are generally fixed, we have variable consideration for certain of our customers, typically in the form of discounts and rebates based on product volumes and indeterminate volumes themselves. We utilize the most likely amount to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts which, for us, is typically based on historical experience and our expectations regarding future sales to our customers. Accruals for discounts and rebates are recorded as a reduction to sales in the same period as the related revenue. We have concluded that our estimates of variable consideration are not constrained according to the definition within the accounting standard. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Such discounts were $12.8 million, $12.3 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We license our [symbolic] intellectual property which includes our patented technologies and database of control codes. Royalty revenue is recognized for these licensing arrangements on an over time basis. We record license revenue for per-unit based licenses when our customers manufacture or ship a product incorporating our intellectual property and we have a present right to payment. We record per-unit-based licenses with minimum guarantees ratably over the license period to which the minimum guarantee relates and any per-unit sales in excess of the minimum guarantee in the period in which the sale occurs. We record licenses with fixed consideration ratably over the license period. Tiered royalties are recorded on a straight-line basis according to the forecasted per-unit fees taking into account the pricing tiers.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, on a jurisdiction-by-jurisdiction basis, that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. We continue to have a valuation allowance against U.S. federal and state deferred tax assets and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. If projected future taxable income in the U.S., for example, were to increase from what we assumed in our estimates, in periods subsequent to recording valuation allowances, it may be more likely than not that a proportional amount of the valuation against deferred tax assets will be released, resulting in an impact to our tax provision (benefit).

The Tax Cuts and Jobs Act (the "Tax Act") subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. We have elected to account for GILTI in the year the tax is incurred as a period expense.

See Note 10 for further information concerning income taxes.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Research and Development

Research and development ("R&D") costs are expensed as incurred and consist primarily of salaries, employee benefits, supplies and materials.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound freight or amounts reimbursable by customers are recorded in cost of sales. All other shipping and handling activities performed prior to or after the customer obtains control of a good are treated as part of fulfilling the promise of transferring the good to the customer and are including in selling, general and administrative ("SG&A") expenses. These costs recorded in SG&A expenses totaled $7.3 million, $8.6 million and $8.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
DECEMBER 31, 2025
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

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less and investments purchased with longer maturities which can be liquidated at any time prior to maturity without penalty or forfeiture of interest earned to date. Domestically, we generally maintain balances in excess of federally insured limits. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash, cash equivalents and term deposit with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. See Note 3 for further information concerning cash, cash equivalents and term deposit.

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
DECEMBER 31, 2025

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

Estimated useful lives are as follows:

Buildings	25 years
Tooling and equipment	2-8 years
Computer equipment	3-5 years
Software	3-7 years
Furniture and fixtures	5-8 years
Leasehold and building improvements	Lesser of lease term or useful life (approximately 3-8 years)

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
DECEMBER 31, 2025
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
DECEMBER 31, 2025

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes – Improvements to Tax Disclosures." The guidance expands income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant. Additionally, this guidance requires that all entities disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis for the year ended December 31, 2025. See Note 10 for additional information.

Accounting Pronouncements Not Yet Effective

In September 2025, the FASB issued Accounting Standards Update ("ASU") 2025-06, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". This guidance removes all references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, or on a modified transition approach or a retrospective transition approach, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and disclosures.

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

Note 3 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

	December 31,
(In thousands)	2025	2024
North America	$1,556	$1,986
People's Republic of China ("PRC")	8,980	10,117
Asia (excluding the PRC)	4,579	2,343
Europe	9,980	7,035
South America	7,211	5,302
Total cash and cash equivalents	$32,306	$26,783

Note 4 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Goods and services transferred at a point in time	$294,337	$321,410	$324,433
Goods and services transferred over time	73,951	73,469	96,024
Net sales	$368,288	$394,879	$420,457

Our net sales to external customers by channel were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Connected home (1)	$125,384	$108,258	$125,546
Home entertainment (2)	242,904	286,621	294,911
Net sales	$368,288	$394,879	$420,457
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

Our net sales to external customers by geographic area were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
United States	$110,564	$106,718	$129,528
Asia (excluding the PRC)	81,186	78,225	85,347
Europe	98,108	90,622	90,221
Latin America	24,135	34,433	28,870
PRC	32,463	60,338	63,334
Other	21,832	24,543	23,157
Total net sales	$368,288	$394,879	$420,457

Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Accounts Receivable, Net

Accounts receivable, net were as follows:

	December 31,
(In thousands)	2025	2024
Trade receivables, gross	$71,410	$93,773
Allowance for credit losses	(723)	(1,863)
Allowance for sales returns	(283)	(383)
Trade receivables, net	70,404	91,527
Other (1)	8,916	22,655
Accounts receivable, net (2)	$79,320	$114,182
(1)     Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)     Accounts receivable, net at December 31, 2023 was $112.6 million.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$1,863	$815	$957
Additions (reductions) to costs and expenses	454	1,081	70
Cash receipts	(1,063)	—	—
Write-offs/Foreign exchange effects	(531)	(33)	(212)
Balance at end of period	$723	$1,863	$815

Contract Assets

Contract assets were $8.1 million, $10.3 million, and $4.2 million at December 31, 2025, 2024 and 2023, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

Contract Liabilities

We have current and non-current contract liability balances primarily consist of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Year Ended December 31,
	2025	2024
Balance at beginning of period	$3,236	$3,501
Payments received	4,270	5,524
Revenue recognized	(4,640)	(5,736)
Foreign exchange effects	13	(53)
Balance at end of period	$2,879	$3,236

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Year Ended December 31,
	2025		2024		2023
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$67,511	18.3%	$52,421	13.3%	$58,843	14.0%
Comcast Corporation	$45,431	12.3%	(1)	(1)	(1)	(1)
(1)     Sales associated with this customer did not total more than 10% of our net sales for the indicated period.
At December 31, 2025, Daikin Industries Ltd. represented 12.3% of the Company's consolidated accounts receivable balance.

Note 5 — Inventories

Inventories were as follows:

	December 31,
(In thousands)	2025	2024
Raw materials	$18,678	$21,245
Components	9,923	10,820
Work in process	1,241	1,896
Finished goods	47,951	45,394
Inventories	$77,793	$79,355

Significant Supplier

We purchase integrated circuits, components and finished goods from multiple sources. Purchases from the following supplier totaled 10% of our total inventory purchases:

	Year Ended December 31,
	2025		2024		2023
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	$17,908	10.2%	(1)	(1)	(1)	(1)
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Note 6 — Property, Plant, and Equipment, Net

Property, plant, and equipment, net ("PP&E") were as follows:

	December 31,
(In thousands)	2025	2024
Buildings	$18,019	$17,273
Computer equipment	9,381	9,159
Furniture and fixtures	2,623	2,501
Leasehold and building improvements	28,674	29,404
Machinery and equipment	73,906	75,637
Software	25,075	25,411
Tooling	31,824	30,314
	189,502	189,699
Accumulated depreciation	(163,683)	(156,804)
	25,819	32,895
Construction in progress	1,781	1,312
Total property, plant, and equipment, net	$27,600	$34,207

Depreciation expense was $9.1 million, $12.9 million and $18.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2023 , as part of our manufacturing footprint optimization efforts, we made the decision to close our southwestern PRC factory and manufacturing operations at this factory were stopped in September 2023. We also downsized and streamlined the Mexico operations by moving to a smaller, more efficient facility. As a result of these decisions, we recorded impairment charges of $7.7 million, of which $7.6 million and $0.1 million was recorded in cost of sales and SG&A expenses, respectively. In addition, during the year ended December 31, 2023, we recorded an additional $0.2 million of impairment charges, recorded in cost of sales, relating to the underutilization of property, plant and equipment in our other PRC-based factories. During the year ended December 31, 2023, we incurred $7.9 million in impairment charges, recorded in cost of sales, relating to the underutilization of certain property, plant and equipment in our Mexico factory. We have continued to evaluate our global manufacturing footprint as part of our overall cost optimization and return to profitability strategy and, in July 2025, we decided to cease all production activities and began to shut down our Mexico manufacturing facility. As a result of this decision, we recorded impairment charges of $1.2 million in cost of sales on our consolidated statements of operations during the year ended December 31, 2025.

Construction in progress was as follows:

	December 31,
(In thousands)	2025	2024
Leasehold and building improvements	$45	$102
Machinery and equipment	775	483
Software	10	60
Tooling	752	638
Other	199	29
Total construction in progress	$1,781	$1,312

We expect that most of the assets under construction will be placed into service during the first six months of 2026. We will begin to depreciate the cost of these assets under construction once they are placed into service.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Long-lived tangible assets by geographic area, which include property, plant, and equipment, net and operating lease ROU assets, were as follows:

	December 31,
(In thousands)	2025	2024
United States	$5,637	$9,683
PRC	19,935	22,139
Vietnam	7,630	8,520
Mexico	698	5,164
All other countries	3,903	3,023
Total long-lived tangible assets	$37,803	$48,529

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

Intangible Assets, Net

The components of intangible assets, net were as follows:

	December 31,
	2025			2024
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net (1)	Gross (1)	Accumulated Amortization (1)	Net (1)
Capitalized software development costs	$1,675	$(677)	$998	$2,575	$(1,150)	$1,425
Customer relationships	6,340	(5,250)	1,090	6,340	(4,526)	1,814
Developed and core technology	740	(493)	247	740	(398)	342
Patents	35,171	(15,557)	19,614	34,758	(14,339)	20,419
Trademarks and trade names	50	(31)	19	450	(412)	38
Total intangible assets, net	$43,976	$(22,008)	$21,968	$44,863	$(20,825)	$24,038
(1)This table excludes the gross value of fully amortized intangible assets totaling $52.5 million and $49.3 million on December 31, 2025 and 2024, respectively.

Amortization expense is recorded in SG&A expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of sales	$650	$729	$443
Selling, general and administrative expenses	4,412	4,438	4,440
Total amortization expense	$5,062	$5,167	$4,883

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Estimated future annual amortization expense related to our intangible assets at December 31, 2025 is as follows:

(In thousands)
2026	$4,913
2027	4,176
2028	3,122
2029	2,972
2030	2,371
Thereafter	4,414
Total	$21,968

The remaining weighted average amortization period of our intangible assets at December 31, 2025 is 6.1 years.

Note 8 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At December 31, 2025, our operating leases had remaining lease terms of up to 35 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	December 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$10,203	$14,322
Liabilities:
Other accrued liabilities	$3,213	$3,553
Long-term operating lease obligations	6,193	9,232
Total lease liabilities	$9,406	$12,785

Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of sales	$1,312	$2,390	$3,012
Selling, general and administrative expenses	5,954	5,017	4,378
Total operating lease expense	$7,266	$7,407	$7,390

Operating lease expenses from variable and short-term lease costs	$1,401	$1,146	$1,033
Operating cash outflows from operating leases	$6,002	$8,152	$7,736
Operating lease right-of-use assets obtained in exchange for lease obligations	$4,806	$1,249	$4,360

As part of our continued evaluation of our global manufacturing footprint and our overall cost optimization and return to profitability strategy, we ceased production activities and shut down our manufacturing facility in Mexico and vacated and abandoned our office space in Carlsbad, California. As a result of these actions, we reassessed our Mexico factory lease and recorded a decrease of $0.7 million and $0.8 million to our Mexico operating lease ROU asset and lease liability, respectively, during the year ended December 31, 2025. In addition, the estimated useful lives of the Mexico and Carlsbad related ROU assets were revised to reflect shorter lease terms than those originally estimated at lease inception. A change in the estimated useful life of a long-lived asset represents a change in accounting estimate and is accounted for prospectively. The Mexico

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
ROU asset was fully amortized by December 31, 2025. The Carlsbad ROU asset was fully amortized by December 31, 2025 and we recognized accelerated amortization of $1.3 million during the year ended December 31, 2025.

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	Year Ended December 31,
	2025	2024
Weighted average lease liability term (in years)	4.3	4.6
Weighted average discount rate	5.80%	5.45%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheet at December 31, 2025. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(In thousands)
2026	$3,519
2027	2,958
2028	1,201
2029	584
2030	487
Thereafter	1,661
Total lease payments	10,410
Less: imputed interest	(1,004)
Total lease liabilities	$9,406

At December 31, 2025, we did not have any operating leases that had not yet commenced.

Prepaid Land Lease

We operate one factory within the PRC on which the land is leased from the government as of December 31, 2025. This land lease was prepaid to the PRC government at the time our subsidiary occupied the land. We have obtained a land-use right certificate for the land pertaining to this factory.

The factory is located in the city of Yangzhou in the Jiangsu province. The remaining net book value of this operating lease ROU asset was $2.1 million at December 31, 2025, and is being amortized on a straight-line basis over the remaining term of approximately 33 years. The buildings located on this land had a net book value of $10.6 million at December 31, 2025 and are being depreciated over a remaining weighted average period of approximately 14 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Note 9 — Lines of Credit

U.S. Line of Credit

On November 17, 2025, we executed an amendment to our Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank"), which provides for a revolving line of credit ("U.S. Credit Line") through September 30, 2027. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability up to $60.0 million, subject to meeting certain financial conditions. Availability is based on Borrowing Base defined as 75% of accounts receivable aged less than 90 days less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At December 31, 2025, the U.S. Credit Line availability was $48.5 million. At February 24, 2026, the U.S. Credit Line total availability was $47.1 million.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there was $0.5 million at December 31, 2025 and none at December 31, 2024. At February 19, 2026 the balance of the letter of credit was $1.9 million.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The Second Amended Credit Agreement also contains a facility fee of 0.25%. The interest rates in effect at December 31, 2025 and 2024 were 6.65% and 7.31%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Second Amended Credit Agreement at and during the years ended December 31, 2025 and 2024.

On March 11, 2026, the Company entered into a Twelfth Amendment (the "Twelfth Amendment") to the Second Amended Credit Agreement with U.S. Bank. The Twelfth Amendment increases the limit on Restricted Payments (as defined in the Second Amended Credit Agreement) from $4.0 million to $8.0 million. All other provisions of the Second Amended Credit Agreement remain substantially the same.

At December 31, 2025, we had $5.5 million outstanding under the U.S. Credit Line. At December 31, 2025, our remaining availability under the U.S. Credit Line was $42.5 million. Our total interest expense on borrowings under the U.S. Credit Line was $1.6 million, $4.2 million and $6.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. Our total facility fee expense under the U.S. Credit Line was $0.2 million during the year ended December 31, 2025.

China Line of Credit

In August 2024, our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), executed a Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit (the "China Credit Line"). As a continuation of the agreement, on July 30, 2025, we executed an amendment to the Line of Credit Agreement, which extended the term of the China Credit Line to July 16, 2026. We expect to renew our China Credit Line prior to its expiration; however, no assurance can be given that future financing will be available or, if available, that we will be offered terms satisfactory to us. The China Credit Line may be used for working capital purposes.

The China Credit Line has a maximum availability up to RMB 130.0 million (approximately $18.6 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at December 31, 2025 or December 31, 2024.

All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rate in effect at December 31, 2025 and December 31, 2024 was 2.92% and 3.07%, respectively.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the year ended December 31, 2025.

At December 31, 2025, we had RMB 130.0 million (approximately $18.6 million) outstanding under the China Credit Line. At December 31, 2025, we had no remaining availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 3.0 million (approximately $0.4 million) and RMB 0.5 million (approximately $0.1 million) during the years ended December 31, 2025 and 2024.
Note 10 — Income Taxes

In 2025, 2024 and 2023, pre-tax income (loss) was attributed to the following jurisdictions:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Domestic operations	$(47,871)	$(53,708)	$(95,876)
Foreign operations	35,911	35,110	3,622
Total pre-tax income (loss)	$(11,960)	$(18,598)	$(92,254)

The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current tax expense:
U.S. federal	$90	$37	$23
State and local	35	45	44
Foreign	6,012	5,068	7,193
Total current	6,137	5,150	7,260
Deferred tax (benefit) expense:
U.S. federal	—	269	(813)
State and local	—	—	(126)
Foreign	502	12	(337)
Total deferred	502	281	(1,276)
Total provision for income taxes	$6,639	$5,431	$5,984

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate

Below is a tabular rate reconciliation for the year ended December 31, 2025:

	Year Ended December 31,
(In thousands)	Amount	Percent
Tax provision at U.S. federal statutory rate	$(2,512)	21.0%
State and local income taxes, net of U.S. federal income tax effect *	28	(0.2)%
Foreign tax effect
Brazil
Statutory tax rate difference between Brazil & the United States	301	(2.5)%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Preferential income tax rate	(291)	2.4%
Non-taxable and nondeductible items:
Non-taxable legal settlement income	(126)	1.1%
Other adjustments	11	(0.1)%
China
Statutory tax rate difference between China & the United States	230	(1.9)%
Research and development super deduction	(437)	3.7%
Changes in unrecognized tax benefits	(152)	1.3%
Changes in valuation allowance	(2,013)	16.8%
Effect of cross-border tax laws:
Withholding taxes	312	(2.6)%
Other adjustments:
DTA write-off from factory shutdown	1,743	(14.6)%
Miscellaneous other items	(41)	0.3%
Hong Kong
Statutory tax rate difference between Hong Kong & the United States	(775)	6.5%
Non-taxable and nondeductible items:
Non-territorial income	(1,812)	15.2%
Non-taxable foreign exchange gain	(282)	2.4%
Other adjustments	107	(0.9)%
Korea
Effect of cross-border tax laws:
Withholding taxes	1,227	(10.3)%
Other adjustments	21	(0.2)%
Mexico
Statutory tax rate difference between Mexico & the United States	197	(1.7)%
Non-taxable and nondeductible items:
Annual inflationary adjustment	(192)	1.6%
Employee fringe benefits	174	(1.5)%
Other adjustments:
Fixed asset provision to return adjustment	192	(1.6)%
Intercompany sale of fixed assets	(229)	1.9%
Miscellaneous other items	168	(1.4)%
Netherlands	318	(2.7)%
Other foreign jurisdictions	323	(2.7)%
Effect of changes in taw laws or rates enacted in the current period
Effect of cross-border tax laws:
Global intangible low-taxed income	6,459	(54.0)%
Subpart F income	331	(2.8)%
Tax credits:	(571)	4.8%
Changes in valuation allowance:	2,606	(21.8)%
Non-taxable or nondeductible items:
Stock-based compensation	872	(7.3)%
Provision to return	412	(3.4)%
Miscellaneous other items	46	(0.4)%

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Changes in unrecognized tax benefits	1	—%
Other adjustments	(7)	0.1%
Total provision for income taxes	$6,639	(55.5)%
* The Company is subject to state & local minimum taxes, with Texas, Mississippi, and North Carolina comprising greater than 50%.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from operations, for the years ended December 31, 2024 and December 31, 2023, as a result of the following:

	Year Ended December 31,
(In thousands)	2024	Percent	2023	Percent
Tax provision (benefit) at statutory U.S. rate	$(3,906)	21.0%	$(19,373)	21.0%
Increase (decrease) in tax provision (benefit) resulting from:
Distribution of previously taxed foreign earnings and profits	—	—	(9,450)	10.2
Federal research and development credits	(816)	4.3	(1,043)	1.1
Foreign participation exemption	—	—	(12,571)	13.6
Foreign permanent benefit	(650)	3.5%	(1,426)	1.6
Foreign tax rate differential	(295)	1.6	21,794	(23.6)
Foreign undistributed earnings, net of credits	6,231	(33.2)	7,198	(7.8)
Goodwill impairment	—	—	5,383	(5.8)
Non-deductible items	635	(3.4)	594	(0.6)
Non-territorial income	(2,088)	11.1	(945)	1.0
Provision to return	(350)	1.9	(19)	—
State and local taxes, net	(992)	5.3	(2,629)	2.9
Stock-based compensation	2,045	(10.9)	980	(1.1)
Tax rate change	(2,286)	12.2	1,648	(1.8)
Valuation allowance	5,943	(31.8)	15,090	(16.4)
Withholding tax	1,521	(8.1)	1,229	(1.3)
Other	439	(2.2)	(476)	0.5
Tax provision	$5,431	(28.7)%	$5,984	(6.5)%

Net deferred tax assets were comprised of the following:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Accounts receivable	$2,245	$464
Accrued liabilities	1,850	4,820
Amortization of intangible assets	8,404	9,223
Capitalized inventory costs	3,391	3,553
Capitalized research and development costs	10,744	10,245
Depreciation	3,510	3,797
Income tax credits	21,560	20,375
Inventory reserves	3,143	2,371
Net operating losses	15,296	14,003
Operating lease obligations	1,953	2,865
Stock-based compensation	2,664	2,915
Total deferred tax assets	74,760	74,631
Deferred tax liabilities:
Right-of-use assets	(2,026)	(3,175)
Other	(1,386)	(1,333)
Total deferred tax liabilities	(3,412)	(4,508)
Net deferred tax assets before valuation allowance	71,348	70,123
Less: Valuation allowance	(67,359)	(65,629)
Net deferred tax assets	$3,989	$4,494

At December 31, 2025, we had U.S. federal and state Research and Development ("R&D") income tax credit carryforwards of approximately $6.5 million and $18.4 million, respectively. The federal R&D income tax credits begin expiring in 2039. The state R&D income tax credits do not have an expiration date.

At December 31, 2025, we had U.S. federal, state and local, and foreign net operating loss carryforwards of approximately $38.7 million, $108.1 million and $1.3 million, respectively. The U.S. federal net operating loss carryforwards do not have an expiration date. The state and local and foreign net operating loss carryforwards begin to expire in 2025 and 2028, respectively.

At December 31, 2025, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. Due to cumulative operating losses for the three years ended December 31, 2025, we have recorded a valuation allowance against our U.S. federal, state, and foreign deferred tax assets of $41.9 million, $24.8 million, and $0.7 million respectively, as we have determined that it is more likely than not that the tax benefits will not be realized in the future. The valuation allowance increased by $1.7 million and $6.0 million during the years ended December 31, 2025 and 2024, respectively.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Uncertain Tax Positions

At December 31, 2025 and 2024, we had gross unrecognized tax benefits of approximately $3.7 million including interest and penalties. In accordance with accounting guidance, we have elected to classify interest and penalties as components of tax expense. Interest and penalties were immaterial for the year ended December 31, 2025, 2024 and 2023. Interest and penalties are included in the unrecognized tax benefits.

Changes to our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period	$3,637	$3,315	$3,150
Additions as a result of tax positions taken during the current year	153	322	165
Other	(150)	—	—
Balance at end of period	$3,640	$3,637	$3,315

Approximately $3.7 million, $3.7 million and $3.3 million of the total amount of unrecognized tax benefits at December 31, 2025, 2024 and 2023, respectively, would favorably effect the annual effective tax rate if not for the valuation allowance. We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year.

We file income tax returns in the U.S. and in various state and foreign jurisdictions. As of December 31, 2025, the open statutes of limitations for our significant tax jurisdictions are as follows: U.S. federal for 2022 through 2024, state and local for 2021 through 2024, and non-U.S. for 2019 through 2024.

Income Taxes Paid

Disclosed below is a summary of income taxes paid by jurisdiction for the year ended December 31, 2025

(In thousands)	Year Ended December 31, 2025
United States - Federal	$(316)
United States - State and local	(10)
Brazil	466
China	237
Hong Kong	1,223
India	302
Mexico	275
Vietnam	260
Other	187
Total income taxes paid, net	$2,624

Indefinite Reinvestment Assertion

Beginning in 2018, the Tax Act generally provides a 100% federal deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC Topic 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential foreign withholding taxes on distributions. For the years ended December 31, 2025, 2024 and 2023, we recorded a deferred tax liability of $1.9 million, $0.4 million and $0.4 million, respectively, relating to state tax and foreign tax withholding liabilities on future distributions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Enactment of H.R.1

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The legislation’s enactment did not materially impact our effective income tax rate or cash tax position for the year ended December 31, 2025.
Note 11 — Accrued Compensation

The components of accrued compensation were as follows:

	December 31,
(In thousands)	2025	2024
Accrued bonus	$1,863	$2,386
Accrued commission	577	1,545
Accrued salary/wages (1)	4,606	4,676
Accrued social insurance (2)	7,065	6,718
Accrued vacation/holiday	1,175	3,036
Other accrued compensation	2,210	2,566
Total accrued compensation	$17,496	$20,927
(1)For the year ended December 31, 2025, this includes $0.8 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force. At December 31, 2024, this includes $0.9 million of accrued severance expenses related to our 2023 - 2024 restructuring plan. See Note 13 for further information related to our restructuring activities.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on December 31, 2025 and 2024.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Note 12 — Other Accrued Liabilities
The components of other accrued liabilities were as follows:

	December 31,
(In thousands)	2025	2024
Contract liabilities	$2,158	$2,521
Duties	2,966	543
Expense associated with fulfilled performance obligations	817	678
Freight and handling fees	2,754	2,275
Interest	16	10
Legal judgment (1)	43	4,162
Operating lease obligations	3,213	3,553
Product warranty claim costs	11	35
Professional fees	1,173	1,128
Sales and value added taxes	3,946	2,684
Other (2)	3,037	3,419
Total other accrued liabilities	$20,134	$21,008
(1)This amount relates to the judgment of a lawsuit with an employment agency in the PRC. See Note 13 for further information related to this matter.
(2)Includes $0.2 million and $0.1 million at December 31, 2025 and 2024, respectively, associated with the purchase of property, plant and equipment.

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

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E). As of December 31, 2025, we had non-cancellable purchase commitments with suppliers for inventory and PP&E of $4.3 million and $0.7 million, respectively. These amounts are expected to be paid within the next twelve months.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Product Warranties

Changes in the liability for product warranty claim costs were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period	$35	$522	$522
Additions (reductions) to costs and expenses	11	(305)	—
Settlements (in cash or in kind)	(35)	(182)	—
Foreign currency translation gain (loss)	—	—	—
Balance at end of period	$11	$35	$522

Restructuring

In conjunction with our long term factory planning strategy to de-risk our reliance on a PRC-based supply chain and optimize our global manufacturing footprint, beginning in 2023 we have undertaken the restructuring activities further described below. Restructuring costs are included within factory restructuring charges on our consolidated statements of operations.

Asia

Beginning in the third quarter of 2023, we stopped all production activities and began to shut down our southwestern PRC factory. In addition, during the fourth quarter of 2024, we stopped production activities and shut down one of our two eastern PRC factories. In connection with these factory closures, we incurred $0.5 million of severance and $0.1 million of other exit costs during the year ended December 31, 2024, and $3.4 million of severance and $0.6 million of other exit costs during the year ended December 31, 2023. We have recognized a cumulative total of $4.6 million in factory restructuring charges in connection with the PRC factory closures, and we do not expect any further associated expenses.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Mexico

In 2024, we downsized our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. In July 2025, the further decision was made to cease production activities and shut down our Mexico manufacturing facility. In connection with this wind down and closure, we incurred $0.8 million of severance and $0.4 million of other exit costs during the year ended December 31, 2025, and $1.5 million of severance and $1.5 million of other exit costs during the year ended December 31, 2024. We have recognized a cumulative total of $4.2 million in factory restructuring charges in connection with the wind down of our Mexico manufacturing facility, and we do not expect to incur additional factory restructuring charges in connection with this shutdown.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Total restructuring activities for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 are as follows:

	Restructuring Costs
(In thousands)	Total	Severance Expense	Other Exit Expense
Balance at December 31, 2022	$—	$—	$—
Restructuring charges	$4,015	$3,425	$590
Cash payments	$(3,553)	$(3,278)	$(275)
Balance at December 31, 2023	$462	$147	$315
Restructuring charges	3,585	2,008	1,577
Cash payments	(3,036)	(1,288)	(1,748)
Balance at December 31, 2024	$1,011	$867	$144
Restructuring charges	1,221	776	445
Cash payments	(1,793)	(1,267)	(526)
Balance at December 31, 2025	$439	$376	$63
Total costs incurred inception to date	$8,821	$6,209	$2,612
Total estimated expense to be incurred after December 31, 2025	$—	$—	$—

Litigation

Roku Matters

UEI and Roku Inc. ("Roku") and certain of its customers have been in litigation in various forums since 2018—i.e., two actions in the Central District of California ("CDCA") beginning in 2018 and 2020 including related cases against certain of Roku's customers (collectively, the "CDCA cases"), the International Trade Commission ("ITC"), the Patent and Trademark Office ("PTO") (ex parte reexams) and the Patent and Trademark Appeals Board ("PTAB"). The CDCA cases were all stayed on various grounds. The 2018 case was stayed in November 2019 pending resolution of Roku-initiated PTO and PTAB matters, all of which have since been resolved.

The 2020 case was also immediately stayed due to UEI's related ITC action against Roku, in which UEI ultimately prevailed when in July 2021, the Administrative Law Judge ("ALJ") issued an initial determination finding Roku in violation of Section 337. The Commission issued a final determination in November 2021, affirming the ALJ’s finding. The Commission then issued a limited exclusion order and cease and desist order against Roku, which went into effect following the expiration of the Presidential Review Period in January 2022. The Federal Circuit affirmed in January 2024. Following UEI's win and affirmance by the Federal Circuit, Roku sought rehearing en banc and sought cert from the Supreme Court on a domestic industry question. In January 2025, the Supreme Court denied cert.

While this ITC matter has been finally resolved and Roku has no more ability to appeal, we agreed to continue the stay of the CDCA cases pending the outcome of one final PTAB action involving one of our patents. UEI and Roku participated in a hearing in July 2025 regarding the consolidation of the 2018 and 2020 cases, the stay of the cases, and amending the claims that

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
UEI would be allowed to move forward with a consolidated case by the court if unstayed. On July 29, 2025 the Judge issued an order lifting the stay, consolidating the cases and allowing UEI to move forward on 25 claims in the case. On September 4, 2025, the Court set various dates and deadlines for the case, including a trial date of March 16, 2027. On December 15, 2025, UEI filed a second amended complaint in the consolidated case, and on January 20, 2026, Roku filed a motion to dismiss one of the patents in suit, to which UEI filed a response on February 24, 2026.

Roku also filed its own retaliatory ITC action against UEI and certain of our customers on two patents it purchased for this purpose. Roku’s action failed when in June 2022, the ALJ found on of Roku’s patents to be invalid as indefinite. Thereafter, in June 2022, the ALJ issued its initial determination ("ID") fully exonerating us and our customers, finding Roku’s second patent invalid and that Roku failed to establish the requisite domestic industry and thus no violation of the Tariff Act. Roku and UEI filed petitions to appeal certain portions of the ID. In October 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminating the investigation. In December 2022, Roku filed an appeal. Further, in October 2023, the PTAB issued its Final Written Decision invalidating all of Roku's infringement claims. Roku also filed an appeal of this decision. On June 17, 2025, the Federal Circuit affirmed the PTAB decision that invalidated the Roku patent and also remanded the case to the PTAB with respect to one remaining claim. On January 21, 2026, the PTAB issued a ruling invalidating the final remaining claim, and thus all claims of both asserted patents have been invalidated. As a companion to its ITC request, on April 8, 2021, Roku also filed a lawsuit against us in Federal CDCA alleging that we are infringing the same two patents they alleged were infringed in the ITC investigation explained above. On February 27, 2026, Roku voluntarily dismissed this District Court case.

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

IT Convergence Matters

In mid-2024, an arbitration proceeding commenced between UEI and IT Convergence, Inc. ("IT Convergence"), in which IT Convergence alleged misappropriation of confidential information and theft of trade secrets, and we denied these claims and filed a counterclaim asserting breach of contract. The arbitration hearing took place in August 2025 and the arbitrator issued his decision on October 29, 2025. After making rulings on various claims and counterclaims, the arbitrator awarded the net amount of approximately $0.2 million in favor of UEI and against IT Convergence, which amount was received by the Company during the quarter ended December 31, 2025.

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
DECEMBER 31, 2025
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

Defined Benefit Plan

Our subsidiary in India maintains a defined benefit pension plan ("India Plan") for local employees, which is consistent with local statutes and practices. The pension plan was adequately funded on December 31, 2025 based on its latest actuarial report. The India Plan has an independent external manager that advises us of the appropriate funding contribution requirements to which we comply. At December 31, 2025, approximately 52 percent of our India subsidiary employees had qualified for eligibility. An individual must be employed by our India subsidiary for a minimum of five years before becoming eligible. Upon the termination, resignation or retirement of an eligible employee, we are liable to pay the employee an amount equal to 15 days salary for each full year of service completed. The total amount of liability outstanding at December 31, 2025 and 2024 for the India Plan was not material. During the years ended December 31, 2025, 2024 and 2023, the net periodic benefit costs were also not material.

Note 14 — Treasury Stock

From time to time, our Board of Directors (the "Board") authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board approved a share repurchase program with an effective date of November 7, 2023 (the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 986,444 shares of our common stock. On March 11, 2026, the Board authorized an amendment to the Share Repurchase Program to repurchase up to an additional 1,000,000 shares, or a total of 1,013,556 shares (including the 13,556 shares remaining available under the prior Board authorization for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time. We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises.

Repurchased shares of our common stock were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Open market shares repurchased	250	121	100
Stock-based compensation related shares repurchased	107	85	65
Privately negotiated repurchase	515	—	—
Total shares repurchased	872	206	165

Cost of open market shares repurchased	$781	$1,109	$864
Cost of stock-based compensation related shares repurchased	781	848	915
Cost of privately negotiated repurchase	1,524	$—	$—
Total cost of shares repurchased	$3,086	$1,957	$1,779

Repurchased shares are recorded as shares held in treasury at cost. We hold these shares for future use as management and the Board deem appropriate.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Note 15 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of sales	$55	$106	$125
Research and development expenses	567	769	1,098
Selling, general and administrative expenses:
Employees	3,402	5,379	6,980
Outside directors	1,074	446	606
Total employee and director stock-based compensation expense	$5,098	$6,700	$8,809
Income tax benefit	$767	$1,026	$1,369

Restricted Stock

Non-vested restricted stock award activity was as follows:

	2025		2024		2023
	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value	Shares (in 000's)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	595	$13.07	486	$21.66	376	$36.82
Granted	367	6.73	391	10.55	340	14.15
Vested	(362)	14.48	(264)	24.85	(211)	35.77
Forfeited	(106)	9.04	(18)	17.40	(19)	17.72
Non-vested at end of the year	494	$8.25	595	$13.07	486	$21.66

As of December 31, 2025, we expect to recognize $2.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.5 years.

Performance Stock
Our performance stock awards (PSUs) vest subject to a service condition over a three-year period and stock price-based market conditions over a three to five-year performance period. PSU awards are divided into three vesting tranches. Each tranche will vest upon the later of the service retention date as set forth in the agreement (provided the employee is continuously employed by the Company through such date) and the achievement of the applicable volume weighted average share price goal. In the event the applicable service condition is not met or the applicable performance goals are not achieved during the performance period, any unvested PSUs will be forfeited.
Non-vested performance stock award activity was as follows:

	2025		2024
	Shares (in 000s)	Weighted-Average Grant Date Fair Value	Shares (in 000s)	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	116	$4.72	—	$—
Granted	744	1.87	116	4.72
Vested	—	—	—	—
Forfeited	(116)	2.84	—	—
Non-vested at end of the year	744	$2.16	116	$4.72

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Year Ended December 31,
	2025	2024
Weighted average fair value of grants	1.87	$4.72
Risk-free interest rate	3.71%	4.08%
Expected volatility	55.86%	57.00%
Expected life in years	2.86	2.73

As of December 31, 2025, we expect to recognize $1.1 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average life of 2.4 years.

Stock Options

Stock option activity was as follows:

	2025				2024				2023
	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)	Number of Options (in 000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Outstanding at beginning of the year	779	$35.67			901	$38.78			782	$44.16
Granted	280	3.07			—	—			235	24.77
Exercised	—	—		$—	—	—		$—	—	—		$—
Forfeited/canceled/expired	(203)	38.68			(122)	58.52			(116)	46.59
Outstanding at end of the year (1)	856	$24.29	4.96	$150	779	$35.67	3.12	$—	901	$38.78	3.67	$—
Vested and expected to vest at the end of the year (1)	856	$24.29	4.96	$150	779	$35.67	3.12	$—	901	$38.78	3.67	$—
Exercisable at the end of the year (1)	576	$34.61	2.54	$—	673	$37.24	2.79	$—	620	$44.06	2.60	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of 2025, 2024 and 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2025, 2024 and 2023. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes option pricing model and the resulting weighted average fair value of stock option grants were the following:

	Year Ended December 31,
	2025	2024	2023
Weighted average fair value of grants	$1.60	$—	$10.83
Risk-free interest rate	3.72%	—%	3.86%
Expected volatility	54.46%	—%	45.89%
Expected life in years	5.27	0.00	4.70

Significant option groups outstanding at December 31, 2025 and the related weighted average exercise price and life information were as follows:

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number Exercisable (in 000's)	Weighted-Average Exercise Price
$2.97 to $3.21	280	9.92	$3.07	—	$—
$24.77 to $34.56	411	2.83	27.66	411	27.66
$46.17 to $59.43	165	2.24	51.93	165	51.93
	856	4.96	$24.29	576	$34.61

As of December 31, 2025, we expect to recognize $0.5 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.8 years.

Stock Incentive Plans

Our active stock-based incentive plan was adopted in 2018 ("Stock Incentive Plan"). Under the Stock Incentive Plan, we may grant restricted stock units, performance stock units, stock options, stock appreciation rights, or any combination thereof for a period of ten years from the approval date of each respective plan, unless the plan is terminated by resolution of our Board. No stock appreciation rights have been awarded under our Stock Incentive Plan as of December 31, 2025. Only directors and employees meeting certain employment qualifications are eligible to receive stock-based awards.

The grant price of restricted stock and stock option awards granted under our Stock Incentive Plan is the average of the high and low trades of our stock on the grant date. We prohibit the re-pricing or backdating of stock options. Restricted stock awards vest in various proportions over a one- to three-year time period. Our stock options become exercisable in various proportions over a three-year time frame. Stock options have a maximum ten-year term. Our performance stock awards vest in various proportions over a three to five-year term, subject to a service condition and stock price-based market conditions.

Detailed information regarding our active Stock Incentive Plans was as follows at December 31, 2025:

Name	Approval Date	Total Shares Available for Grant Under the Plan	Remaining Shares Available for Grant Under the Plan	Outstanding Shares Granted Under the Plan
Amended and Restated 2018 Equity and Incentive Compensation Plan (1)	6/11/2024	3,391,794	—	2,094,545
			—	2,094,545
(1)The 2018 Equity and Incentive Compensation Plan, as amended on June 8, 2021, was amended and restated on June 11, 2024 to create the Amended and Restated 2018 Equity and Incentive Compensation Plan which added an additional 1,000,000 shares.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Note 16 — Other Income (Expense), Net

The Central Bank of Argentina maintains certain currency controls that limit the amount of U.S. Dollars that may be remitted from Argentine entities, including certain of our customers. As a result of these controls, an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") emerged in Argentina, which allows entities to remit U.S. Dollars from Argentina through the purchase and sale of BCS securities. During the year ended December 31, 2025, in order to collect an open accounts receivable balance with an Argentine customer, we purchased $2.5 million and sold $2.3 million of BCS securities and incurred a loss on the transactions of $0.2 million which is recorded in other income (expense) on our consolidated statements of operations.

Other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net gain (loss) on foreign currency exchange contracts (1)	$(271)	$(727)	$(3,238)
Net gain (loss) on foreign currency exchange transactions	(5,053)	403	(262)
Other income (expense) (2)	703	384	879
Other income (expense), net	$(4,621)	$60	$(2,621)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives. See Note 18 for further information concerning our foreign currency exchange contracts.
(2)Included in this amount is $0.2 million of loss related to BCS security transactions during the year ended December 31, 2025.

Note 17 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Year Ended December 31,
(In thousands, except per-share amounts)	2025	2024	2023
BASIC
Net income (loss)	$(18,599)	$(24,029)	$(98,238)
Weighted-average common shares outstanding	13,172	12,959	12,855
Basic earnings (loss) per share	$(1.41)	$(1.85)	$(7.64)

DILUTED
Net income (loss)	$(18,599)	$(24,029)	$(98,238)
Weighted-average common shares outstanding for basic	13,172	12,959	12,855
Dilutive effect of restricted stock, performance stock awards, stock options and common stock warrants	—	—	—
Weighted-average common shares outstanding on a diluted basis	13,172	12,959	12,855
Diluted earnings (loss) per share	$(1.41)	$(1.85)	$(7.64)

The following number of restricted stock awards, performance stock awards, stock options and common stock warrants were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Restricted stock awards	666	526	440
Performance stock awards	20	104	—
Stock options	366	796	900

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Note 18 — Derivatives

The following table sets forth the total net fair value of derivatives:

	December 31, 2025				December 31, 2024
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$136	$—	$136	$—	$(249)	$—	$(249)

We held foreign currency exchange contracts which resulted in a net pre-tax loss of $0.3 million, $0.7 million, and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 16 for further information concerning our foreign currency exchange contracts.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at Balance Sheet Date (in thousands)(1)	Settlement Date
December 31, 2025	USD/CNY	CNY	$40.0	6.9884	$132	January 29, 2026
December 31, 2025	USD/EUR	USD	$1.0	1.8110	$4	January 29, 2026
December 31, 2024	USD/CNY	CNY	$28.0	7.2316	$(406)	January 10, 2025
December 31, 2024	USD/EUR	USD	$8.0	1.0569	$157	January 10, 2025
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 19 — Employee Benefit Plans

We maintain a retirement and profit sharing plan under Section 401(k) of the Internal Revenue Code for all of our domestic employees that meet certain qualifications. Participants in the plan may elect to contribute up to the maximum allowed by law. Prior to October 1, 2024, we matched 50% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. Between October 1, 2024 and October 3, 2025, we matched 25% of the participants' contributions up to 15% of their gross salary in the form of newly issued shares of our common stock. Beginning on October 3, 2025, we no longer match participants' contributions. We may also make other discretionary contributions to the plan. We recorded $0.4 million, $1.1 million and $1.3 million of expense for company contributions for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 20 — Reportable Segment

Our chief operating decision maker, our Interim Chief Executive Officer and Chief Operating Officer, reviews financial information presented on a consolidated basis, including consolidated net income and its components, as reported on our consolidated statements of operations, accompanied by disaggregated information about revenues, for purposes of making operating decisions and assessing financial performance of our single consolidated segment, primarily by monitoring actual results versus our internal budget and forecasts.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue	$368,288	$394,879	$420,457
Less:
Adjusted cost of sales (1)	260,586	280,779	315,049
Adjusted research and development expenses (2)	25,702	28,954	30,183
Adjusted operating expenses (3)	75,721	82,952	85,345
Other segment items (4)	24,878	26,223	88,118
Net income (loss)	$(18,599)	$(24,029)	$(98,238)
(1)Cost of sales from the consolidated statements of operations, adjusted to exclude impairment of long-lived assets and stock-based compensation expense.
(2)R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation expense.
(3)Operating expenses less R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation, amortization of acquired intangible assets, costs associated with our Roku litigation, factory restructuring charges, legal judgment, severance, lease abandonment costs and goodwill impairment.
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Universal Electronics Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Universal Electronics Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 12, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 12, 2026

ITEM 9B. OTHER INFORMATION

On December 10, 2025, Ramzi Ammari, SVP, Corporate Planning and Strategy, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 6,000 shares of our common stock between May 9, 2026 and November 9, 2026.

On December 11, 2025, Richard K. Carnifax, interim Chief Executive Officer and COO, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 4,664 shares of our common stock between May 7, 2026 and February 7, 2027.

On December 15, 2025, Sui Man (Raymond) Ho, SVP, Finance and former interim Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 9,684 shares of our common stock between May 23, 2026 and May 13, 2027.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to our directors will be contained in and is hereby incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated by the SEC under the Exchange Act (the "Proxy Statement") under the caption "Corporate Governance—Information About Our Continuing Directors". Information regarding executive officers of the Company is set forth in Part I of this Form 10-K.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

With respect to Item 406 of Regulation S-K, we have adopted a code of conduct that applies to all of our employees, including without limitation our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available on our website free of charge, www.uei.com, under the caption "Governance" and then "Committee composition, documents and confidential ethics line" on the Investor page. We will post on our website information regarding any amendment to, or waiver from, any provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer.

Information required by Item 401(7)(d)(4) and (d)(5) will be contained in and is hereby incorporated by reference to the Proxy Statement under the captions “Corporate Governance—Board Structure and Committee Membership—Role of Primary Board Committees,” and “Corporate Governance—Board Structure and Committee Membership—Audit Committee”.

With respect to Item 408(b) of Regulation S-K, the Company has adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by directors, officers, and employees (the “Insider Trading Policy”). The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

If applicable, information required by Item 407(c)(3) will also be contained in and is hereby incorporated by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-K will be contained in and is hereby incorporated by reference to the Proxy Statement under the captions "Summary Compensation Table", "Potential Payments Upon Termination or Change in Control" and "Director Compensation and Stock Ownership Guidelines".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K will be contained in and is hereby incorporated by reference to the Proxy Statement under the captions "Related Persons Transactions—Security Ownership of Directors and Executive Officers" and "Related Persons Transactions—Security Ownership of Certain Beneficial Owners".

The following summarizes our equity compensation plans at December 31, 2025:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	855,625	$24.29	—
Equity compensation plans not approved by security holders	—	—	—
Total	855,625	$24.29	—

See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA- Notes to Consolidated Financial Statements - Note 15" for a description of each of our stock incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Items 404 of Regulation S-K will be contained in and is hereby incorporated by reference to the Proxy Statement under the caption “Related Persons Transactions”.

Information required by Item 407(a) of Regulation S-K will be contained in and is hereby incorporated by reference to the Proxy Statement under the caption “Corporate Governance—Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in and is hereby incorporated by reference to the Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

We include this portion of ITEM 15 under ITEM 8 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules

We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this ITEM 15 by reference.

(3)Exhibits
Any stockholder who would like a copy of any of the exhibits listed on the Exhibit Index in this Annual Report on Form 10-K may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, 15147 N. Scottsdale Road, Suite H300, Scottsdale, Arizona 85254.

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation of Universal Electronics Inc., as amended (filed herewith)

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

10.11
First Amendment to Second Amended and Restated Credit Agreement dated as of May 4, 2018 between Universal Electronics Inc. and U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated in reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

*10.12
Form of Restricted Stock Unit Award Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044)

*10.13
Form of Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 0-21044))

10.14
Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2018 filed on January 3, 2019 (File No. 0-21044))

10.15
Third Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.16
Fourth Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 (File No. 0-21044))

10.17	Fifth Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.18
Termination of Pledge Agreement dated October 25, 2021 between UEI Hong Kong Private Limited and Enson Assets Limited to U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 28, 2021 (File No. 0-21044))

10.19
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

10.21
Cooperation Agreement, dated December 21, 2023, by and among Universal Electronics Inc., Toro 18 Holdings LLC, Immersion Corporation, William C. Martin and Eric Singer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2023 (File No. 0-21044))

10.22
Seventh Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 14, 2024 (File No. 0-21044))

*10.23
Universal Electronics Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on August 8, 2024 (File No. 333-281411))

10.24
Eighth Amendment to the Second Amended and Restated Credit Agreement signed August 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2024 (File No. 0-21044))

10.25	Line of Credit Agreement signed August 29, 2024 ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2024 (File No. 0-21044))

10.26	Maximum Mortgage Contract signed August 29, 2024 ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 3, 2024 (File No. 0-21044))

Exhibit Number	Document Description

10.27	Working Capital Loan Contract signed August 29, 2024 ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2024 (File No. 0-21044))

10.28
Ninth Amendment to the Second Amended and Restated Credit Agreement signed January 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2025 (File No. 0-21044))

*10.29	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith)

*10.30	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith)

*10.31	Form of Stock Option Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith)

*10.32
Form of Transition Agreement and Release of Claims (including form of Consulting Agreement) dated March 19, 2025 by and between Universal Electronics, Inc. and Paul D. Arling (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2025 (File No. 0-21044))

10.33
Cooperation Agreement, dated May 2, 2025, by and among Universal Electronics Inc., Kent Lake Partners LP, Kent Lake PR LLC, and Benjamin Natter (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2025 (File No.0-21044))

10.34
Tenth Amendment to Second Amended and Restated Credit Agreement signed July 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

10.35	Line of Credit Agreement signed July 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

10.36	Form of Working Capital Loan Contract (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 31, 2025 (File No. 0-21044))

10.37
Maximum Mortgage Contract signed September 1, 2025 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 6, 2025 (File No. 0-21044))

10.38
Eleventh Amendment to Second Amended and Restated Credit Agreement signed November 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 20, 2025 (File No. 0-21044))

*#10.39
Offer Letter dated November 17, 2025 by and between Universal Electronics, Inc. and Wade M. Jenke (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2025 (File No. 0-21044))

10.40
Twelfth Amendment to Second Amended and Restated Credit Agreement, dated as of March 11, 2026, by and among Universal Electronics Inc., the lender parties thereto, and U.S. Bank National Association, as administrative agent (filed herewith)

19.1	Insider Trading Policy (filed herewith)

21.1	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (filed as part of the signature page hereto)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

**32.1	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

**32.2	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

97.1
Universal Electronics Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 14, 2024 (File No. 0-21044))

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensation plan or arrangement identified pursuant to Items 15(a)(3) and 15(c) of Form 10-K.
#	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10 K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10 K, irrespective of any general incorporation language contained in such filing
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona.

UNIVERSAL ELECTRONICS INC.

By:	/s/ Richard K. Carnifax
Richard K. Carnifax
Interim Chief Executive Officer and COO

Date:	March 12, 2026
POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Richard K. Carnifax and Wade M. Jenke as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or may do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME & TITLE	SIGNATURE	DATE

Richard K. Carnifax Interim Chief Executive Officer and COO (principal executive officer)	/s/ Richard K. Carnifax	March 12, 2026

Wade M. Jenke Chief Financial Officer (principal financial officer and principal accounting officer)	/s/ Wade M. Jenke	March 12, 2026

Eric B. Singer Chairman	/s/ Eric B. Singer	March 12, 2026

Michael D. Burger Director	/s/ Michael D. Burger	March 12, 2026

Satjiv S. Chahil Director	/s/ Satjiv S. Chahil	March 12, 2026

Sue Ann R. Hamilton Director	/s/ Sue Ann R. Hamilton	March 12, 2026

William C. Mulligan Director	/s/ William C. Mulligan	March 12, 2026

John Mutch Director	/s/ John Mutch	March 12, 2026

Romulo C. Pontual Director	/s/ Romulo C. Pontual	March 12, 2026