Form 10-Q
period 2026-03-31
UNIVERSAL ELECTRONICS INC
filed 2026-05-11
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,630,302 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on May 7, 2026.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$29,826	$32,306
Accounts receivable, net	76,858	79,320
Contract assets	7,323	8,091
Inventories	67,994	77,793
Prepaid expenses and other current assets	6,577	6,803
Income tax receivable	765	806
Total current assets	189,343	205,119
Property, plant and equipment, net	26,510	27,600
Intangible assets, net	21,130	21,968
Operating lease right-of-use assets	10,909	10,203
Deferred income taxes	3,572	5,496
Other assets	3,678	3,611
Total assets	$255,142	$273,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,979	$48,945
Lines of credit	23,207	24,079
Accrued compensation	16,581	17,496
Accrued sales discounts, rebates and royalties	3,833	6,132
Accrued income taxes	2,507	2,524
Other accrued liabilities	16,265	20,134
Total current liabilities	106,372	119,310
Long-term liabilities:
Operating lease obligations	7,276	6,193
Deferred income taxes	1,370	1,507
Income tax payable	74	74
Other long-term liabilities	727	729
Total liabilities	115,819	127,813
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,168,633 and 26,146,367 shares issued on March 31, 2026 and December 31, 2025, respectively	262	261
Paid-in capital	350,990	350,222
Treasury stock, at cost, 13,537,944 and 13,537,944 shares on March 31, 2026 and December 31, 2025, respectively	(375,016)	(375,016)
Accumulated other comprehensive income (loss)	(19,413)	(19,115)
Retained earnings	182,500	189,832
Total stockholders' equity	139,323	146,184
Total liabilities and stockholders' equity	$255,142	$273,997

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$79,036	$92,326
Cost of sales	58,436	66,243
Gross profit	20,600	26,083
Research and development expenses	5,451	7,231
Selling, general and administrative expenses	19,049	22,606
Operating loss	(3,900)	(3,754)
Interest income (expense), net	(94)	(353)
Other income (expense), net	227	52
Loss before provision for income taxes	(3,767)	(4,055)
Provision for income taxes	3,565	2,219
Net loss	$(7,332)	$(6,274)

Earnings (loss) per share:
Basic	$(0.58)	$(0.48)
Diluted	$(0.58)	$(0.48)
Shares used in computing earnings (loss) per share:
Basic	12,619	13,083
Diluted	12,619	13,083
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(7,332)	$(6,274)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(298)	1,578
Comprehensive income (loss)	$(7,630)	$(4,696)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for three months ended March 31, 2026:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	26,146	$261	(13,538)	$(375,016)	$350,222	$(19,115)	$189,832	$146,184
Net loss							(7,332)	(7,332)
Currency translation adjustment						(298)		(298)
Shares issued for employee benefit plan and compensation	23	1			—			1
Employee and director stock-based compensation					768			768
Balance at March 31, 2026	26,169	$262	(13,538)	$(375,016)	$350,990	$(19,413)	$182,500	$139,323

The following summarizes the changes in total equity for three months ended March 31, 2025:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	25,713	$257	(12,666)	$(371,930)	$344,697	$(28,350)	$208,431	$153,105
Net loss							(6,274)	(6,274)
Currency translation adjustment						1,578		1,578
Shares issued for employee benefit plan and compensation	124	1			158			159
Purchase of treasury shares			(41)	(383)				(383)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,784			1,784
Balance at March 31, 2025	25,845	$258	(12,707)	$(372,313)	$346,639	$(26,772)	$202,157	$149,969
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(7,332)	$(6,274)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,066	4,051
Provision for credit losses	—	19
Deferred income taxes	1,837	(90)
Shares issued for employee benefit plan and compensation	1	159
Employee and director stock-based compensation	768	1,784
Gain on sale of property, plant, and equipment	41	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	2,752	10,514
Inventories	9,842	2,956
Prepaid expenses and other assets	(572)	(58)
Accounts payable and accrued liabilities	(11,179)	(5,298)
Accrued income taxes	(5)	1,221
Net cash provided by (used for) operating activities	(781)	8,984
Cash flows from investing activities:
Purchase of Blue Chip Swap securities (Note 15)	—	(1,250)
Sale of Blue Chip Swap securities (Note 15)	—	1,088
Acquisitions of property, plant and equipment	(765)	(1,042)
Acquisitions of intangible assets	(403)	(703)
Net cash provided by (used for) investing activities	(1,168)	(1,907)
Cash flows from financing activities:
Borrowings under lines of credit	18,000	18,000
Repayments on lines of credit	(19,100)	(24,000)
Treasury stock purchased	—	(383)
Net cash provided by (used for) financing activities	(1,100)	(6,383)
Effect of foreign currency exchange rates on cash and cash equivalents	569	(88)
Net increase (decrease) in cash and cash equivalents	(2,480)	606
Cash and cash equivalents at beginning of period	32,306	26,783
Cash and cash equivalents at end of period	$29,826	$27,389

Supplemental cash flow information:
Income taxes paid	$1,377	$1,161
Interest paid	$331	$635
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Our results of operations for the three ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Summary of Significant Accounting Policies

With the exception of the following policy, our significant accounting policies are unchanged from those disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". This guidance allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, with early adoption permitted. The Company adopted this standard on a prospective basis for the year beginning January 1, 2026 and elected the practical expedient allowed by ASU. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements and disclosures.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". This guidance removes all references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, or on a modified transition approach or a retrospective transition approach, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and disclosures

We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	March 31, 2026	December 31, 2025
North America	$3,110	$1,556
People's Republic of China ("PRC")	7,765	8,980
Asia (excluding the PRC)	3,152	4,579
Europe	10,021	9,980
South America	5,778	7,211
Total cash and cash equivalents	$29,826	$32,306

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Goods and services transferred at a point in time	$64,739	$71,391
Goods and services transferred over time	14,297	20,935
Net sales	$79,036	$92,326

Our net sales to external customers by channel were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Connected home (1)	$28,288	$31,729
Home entertainment (2)	50,748	60,597
Net sales	$79,036	$92,326
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

Our net sales to external customers by geographic area were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
United States	$22,720	$30,558
Asia (excluding PRC)	16,526	18,747
Europe	23,378	20,698
Latin America	5,217	6,550
PRC	7,947	8,918
Other	3,248	6,855
Total net sales	$79,036	$92,326
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Trade receivables, gross	$69,600	$71,410
Allowance for credit losses	(703)	(723)
Allowance for sales returns	(256)	(283)
Trade receivables, net	68,641	70,404
Other (1)	8,217	8,916
Accounts receivable, net (2)	$76,858	$79,320
(1)Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)Accounts receivable, net at December 31, 2024 was $114.2 million.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$723	$1,863
Additions (reductions) to costs and expenses	—	19
Cash receipts	—	—
Write-offs/Foreign exchange effects	(20)	(70)
Balance at end of period	$703	$1,812

Contract Assets

Contract assets were $7.3 million and $8.1 million at March 31, 2026 and December 31, 2025, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

Contract Liabilities

We have current and non-current contract liability balances primarily consisting of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$2,879	$3,237
Payments received	1,482	2,193
Revenue recognized	(1,159)	(1,150)
Foreign exchange effects	2	5
Balance at end of period	$3,204	$4,285

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended March 31,
	2026		2025
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$14,862	18.8%	$16,365	17.7%
Comcast Communications	$9,017	11.4%	$10,349	11.2%

Trade receivables associated with this significant customer that totaled more than 10% of our accounts receivable, net was as follows:

	March 31, 2026		December 31, 2025
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Daikin Industries Ltd.	$9,226	12.0%	$9,766	12.3%

Note 4 — Inventories

Inventories were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$16,325	$18,678
Components	9,263	9,923
Work in process	4,227	1,241
Finished goods	38,179	47,951
Inventories	$67,994	$77,793

Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases:

	Three Months Ended March 31,
	2026		2025
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	(1)	(1)	$4,649	10.7%
(1) Purchases associated with this supplier did not total more than 10% of our total inventory purchases for the indicated period.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net ("PP&E") and operating lease right-of-use assets, were as follows:

(In thousands)	March 31, 2026	December 31, 2025
United States	$6,542	$5,637
PRC	19,331	19,935
Vietnam	7,335	7,630
Mexico	634	698
All other countries	3,577	3,903
Total long-lived tangible assets	$37,419	$37,803

PP&E are shown net of accumulated depreciation of $166.3 million and $163.7 million at March 31, 2026 and December 31, 2025, respectively.

Depreciation expense was $1.9 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

Note 6 — Intangible Assets, Net

Intangible Assets, Net

The components of intangible assets, net were as follows:

	March 31, 2026			December 31, 2025
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,590	$(842)	$748	$1,675	$(677)	$998
Customer relationships	6,340	(5,431)	909	6,340	(5,250)	1,090
Developed and core technology	740	(516)	224	740	(493)	247
Patents	35,243	(16,010)	19,233	35,171	(15,557)	19,614
Trademarks and trade names	50	(34)	16	50	(31)	19
Total intangible assets, net	$43,963	$(22,833)	$21,130	$43,976	$(22,008)	$21,968
(1)This table excludes the gross value of fully amortized intangible assets totaling $52.9 million and $52.5 million at March 31, 2026 and December 31, 2025, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended March 31,
	2026	2025
Cost of sales	$250	$241
Selling, general and administrative expenses	1,116	1,100
Total amortization expense	$1,366	$1,341

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Estimated future annual amortization expense related to our intangible assets at March 31, 2026, was as follows:

(In thousands)
2026 (remaining 9 months)	$3,624
2027	4,064
2028	3,215
2029	2,913
2030	2,406
Thereafter	4,908
Total	$21,130

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At March 31, 2026, our operating leases had remaining lease terms of up to 35 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$10,909	$10,203
Liabilities:
Other accrued liabilities	$2,767	$3,213
Long-term operating lease obligations	7,276	6,193
Total lease liabilities	$10,043	$9,406

Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended March 31,
	2026	2025
Cost of sales	$178	$316
Selling, general and administrative expenses	951	1,160
Total operating lease expense	$1,129	$1,476

Operating lease expenses from variable and short-term lease costs	$215	$373
Operating cash outflows from operating leases	$1,035	$1,428
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,342	$248

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	March 31, 2026	December 31, 2025
Weighted average lease liability term (in years)	5.2	4.3
Weighted average discount rate	6.65%	5.80%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheets at March 31, 2026. The reconciliation excludes short-term leases that are not recorded in our consolidated balance sheets.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

(In thousands)	March 31, 2026
2026 (remaining 9 months)	$2,660
2027	2,958
2028	1,342
2029	1,137
2030	1,059
Thereafter	2,807
Total lease payments	11,963
Less: imputed interest	(1,920)
Total lease liabilities	$10,043

At March 31, 2026, we did not have any operating leases that had not yet commenced.

Note 8 — Lines of Credit

U.S. Line of Credit

Our Second Amended and Restated Credit Agreement, as amended ("Second Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("U.S. Credit Line") through September 30, 2027. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability of up to $60.0 million, subject to meeting certain financial conditions. Availability is based on "Borrowing Base", which is defined as 75% of accounts receivable aged less than 90 days less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At March 31, 2026, the U.S. Credit Line total availability was $47.9 million. At May 7, 2026, the U.S. Credit Line total availability was $41.1 million.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there was $1.9 million at March 31, 2026 and $0.5 million at December 31, 2025.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The Second Amended Credit Agreement also contains a facility fee of 0.25%. The interest rates in effect at March 31, 2026 and December 31, 2025 were 6.62% and 6.65%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Second Amended Credit Agreement at March 31, 2026.

On March 11, 2026, the Company entered into a Twelfth Amendment (the "Twelfth Amendment") to the Second Amended Credit Agreement with U.S. Bank. The Twelfth Amendment increases the limit on Restricted Payments (as defined in the Second Amended Credit Agreement) from $4.0 million to $8.0 million. All other provisions of the Second Amended Credit agreement remain substantially the same.

At March 31, 2026 and December 31, 2025, we had $4.4 million and $5.5 million outstanding under the U.S. Credit Line, respectively. At March 31, 2026, our remaining availability under our U.S. Credit Line was $41.6 million. Our total interest expense on borrowings under the U.S. Credit Line was $0.2 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively. Our total facility fee expense under the U.S. Credit Line was $38 thousand and $49 thousand during the three months ended March 31, 2026 and 2025, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

The China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $18.8 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2026 and December 31, 2025.

All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rates in effect at March 31, 2026 and December 31, 2025 were 2.90% and 2.92%, respectively.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the three months ended March 31, 2026.

At March 31, 2026 and December 31, 2025, we had RMB 130.0 million (approximately $18.8 million) and RMB 130.0 million (approximately $18.8 million), respectively, outstanding under the China Credit Line. At March 31, 2026, we had no remaining availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 0.9 million (approximately $0.1 million) and RMB 0.6 million (approximately $0.1 million) during the three months ended March 31, 2026 and 2025, respectively.

Note 9 — Income Taxes

We recorded income tax expense of $3.6 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2026 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on net controlled foreign corporation tested income. The Company's income tax provision can be affected by other factors, including changes in tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2025, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future income in making this assessment. At December 31, 2025, we had a three-year world wide cumulative pre-tax loss and have accordingly provided a full valuation allowance on our U.S. federal and state deferred tax assets and on certain foreign deferred tax assets. During the three months ended March 31, 2026, there was no change to our valuation allowance position.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Uncertain Tax Positions

At March 31, 2026, we had gross unrecognized tax benefits of approximately $3.7 million including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if the tax benefits are realized. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

Interest and penalties

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at March 31, 2026 and December 31, 2025 and are included in the unrecognized tax benefits.

Enactment of H.R.1

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the United States H.R. 1 includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the U.S. international tax framework, and the restoration of favorable tax treatment for certain business provisions. This legislation has multiple effective dates, with certain provisions that became effective in 2025 and others to be implemented in 2026 and 2027. Due to the U.S. valuation allowance position, the legislation is not expected to have a material impact on the Company's estimated annual effective tax rate or cash tax position.

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Accrued bonus	$1,729	$1,863
Accrued commission	736	577
Accrued salary/wages (1)	3,565	4,606
Accrued social insurance (2)	7,121	7,065
Accrued vacation/holiday	1,149	1,175
Other accrued compensation	2,281	2,210
Total accrued compensation	$16,581	$17,496
(1)For the year ended December 31, 2025, this includes $0.8 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force. For the three months ended March 31, 2026, this includes $0.2 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on March 31, 2026 and December 31, 2025.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Contract liabilities	$2,484	$2,158
Duties	1,347	2,966
Expense associated with fulfilled performance obligations	792	817
Freight and handling fees	1,301	2,754
Interest	17	16
Legal judgment (1)	43	43
Operating lease obligations	2,767	3,213
Product warranty claims costs	11	11
Professional fees	2,129	1,173
Sales and value added taxes	3,258	3,946
Other (2)	2,116	3,037
Total other accrued liabilities	$16,265	$20,134
(1)This amount relates to the judgment of a lawsuit with an employment agency in the PRC. See Note 12 for further information related to this matter.
(2)Includes $0.3 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively, associated with the purchase of property, plant and equipment.

Note 12 — Commitments and Contingencies

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E).

Our non-cancellable purchase commitments were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Inventory purchase commitments	$17,448	$4,300
PP&E purchase commitments	1,140	700
Total purchase commitments	$18,588	$5,000

These amounts are expected to be paid within the next twelve months.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$11	$35
Additions (reductions) to costs and expenses	—	—
Settlements (in cash or in kind)	—	—
Foreign currency translation gain (loss)	—	—
Balance at end of period	$11	$35

Restructuring Activities

In 2024, we downsized our factory in Mexico due to decreased demand in the U.S. market and our Vietnam facility's ability to supply our North American customers. and in 2025, we ultimately ceased production activities and wound down the factory in Mexico. We have recognized a cumulative total of $4.2 million in factory restructuring charges in connection with the wind down of our Mexico manufacturing facility, and we do not expect to incur additional factory restructuring charges in connection with this shutdown.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Ending balances for these restructuring liabilities were $0.2 million at March 31, 2026 and $0.4 million at December 31, 2025, respectively.

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

While this ITC matter has been finally resolved and Roku has no more ability to appeal, we agreed to continue the stay of the CDCA cases pending the outcome of one final PTAB action involving one of our patents. UEI and Roku participated in a hearing in July 2025 regarding the consolidation of the 2018 and 2020 cases, the stay of the cases, and amending the claims that UEI would be allowed to move forward with a consolidated case by the court if unstayed. On July 29, 2025 the Judge issued an order lifting the stay, consolidating the cases and allowing UEI to move forward on 25 claims in the case. On September 4, 2025, the Court set various dates and deadlines for the case, including a trial date of March 16, 2027. On December 15, 2025, UEI filed a second amended complaint in the consolidated case.

Roku also filed its own retaliatory ITC action against UEI and certain of our customers on two patents it purchased for this purpose. Roku’s action failed when in June 2022, the ALJ found one of Roku’s patents to be invalid as indefinite. Thereafter, in June 2022, the ALJ issued its initial determination ("ID") fully exonerating us and our customers, finding Roku’s second patent

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
invalid and that Roku failed to establish the requisite domestic industry and thus no violation of the Tariff Act. Roku and UEI filed petitions to appeal certain portions of the ID. In October 2022, the full ITC issued its final determination affirming the ID, ruling there was no violation of the Tariff Act and terminating the investigation. In December 2022, Roku filed an appeal. Further, in October 2023, the PTAB issued its Final Written Decision invalidating all of Roku's infringement claims. Roku also filed an appeal of this decision. On June 17, 2025, the Federal Circuit affirmed the PTAB decision that invalidated the Roku patent and also remanded the case to the PTAB with respect to one remaining claim. On January 21, 2026, the PTAB issued a ruling invalidating the remaining claim, and thus all claims of both asserted patents have been invalidated. As a companion to its ITC request, on April 8, 2021, Roku also filed a lawsuit against us in Federal CDCA alleging that we are infringing the same two patents they alleged were infringed in the ITC investigation explained above. On February 27, 2026, Roku voluntarily dismissed this District Court case.

Court of International Trade Action

On March 18, 2026, we filed a complaint in the Court of International Trade (the "CIT") against the United States of America, U.S. Customs & Border Protection and Rodney S. Scott, U.S. Customs & Border Protection Commissioner, challenging both the substantive and procedural processes related to instituting tariffs under the International Emergency Economic Powers Act (“IEEPA”) and seeking declaratory and permanent injunctive relief related to refunding of all IEEPA duties paid by UEI.

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

Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (as subsequently amended, the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 986,444 shares of our common stock. On March 11, 2026, the Board of Directors authorized an amendment to the Share Repurchase Program to authorize the repurchase, from time to time, of up to an additional 1,000,000 shares of the Company's outstanding common stock, or a total of 1,013,556 shares (including the 13,556 shares remaining available under the prior Board authorization for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board of Directors terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time. We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises. There have been no shares repurchased for the three months ended March 31, 2026.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Repurchased shares of our common stock were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Open market shares repurchased	—	—
Stock-based compensation related shares repurchased	—	41
Total shares repurchased	—	41

Cost of open market shares repurchased	$—	$—
Cost of stock-based compensation related shares repurchased	—	383
Total cost of shares repurchased	$—	$383

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of sales	$13	$16
Research and development expenses	139	158
Selling, general and administrative expenses:
Employees	397	1,276
Outside directors	219	334
Total employee and director stock-based compensation expense	$768	$1,784
Income tax benefit	$162	$247

Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2025	494	$8.25
Granted	—	—
Vested	(22)	11.34
Forfeited	(28)	7.51
Non-vested at March 31, 2026	444	$8.14

As of March 31, 2026, we expect to recognize $1.8 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.4 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2025	744	$2.16
Granted	—	—
Vested	—	—
Forfeited	(53)	2.90
Non-vested at March 31, 2026	691	$2.10

The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended March 31,
	2026	2025
Weighted average fair value of grants	$—	$—
Risk-free interest rate	—%	—%
Expected volatility	—%	—%
Expected life in years	0.00	0.00

As of March 31, 2026, we expect to recognize $0.9 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average period of 2.3 years.

Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	856	$24.29
Granted	—	—
Exercised	—	—		$—
Forfeited/canceled/expired	(122)	$27.07
Outstanding at March 31, 2026 (1)	734	$23.83	5.51	$293
Vested and expected to vest at March 31, 2026 (1)	734	$23.83	5.51	$—
Exercisable at March 31, 2026 (1)	446	$36.86	2.93	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2026. This amount will change based on the fair market value of our stock.

As of March 31, 2026, we expect to recognize $0.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.7 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 15 — Other Income (Expense), Net

The Central Bank of Argentina maintains certain currency controls that limit the amount of U.S. Dollars that may be remitted from Argentine entities, including certain of our customers. As a result of these controls, an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") emerged in Argentina, which allows entities to remit U.S. Dollars from Argentina through the purchase and sale of BCS securities. During the three months ended March 31, 2025, in order to collect an open accounts receivable balance with an Argentine customer, we purchased $1.3 million and sold $1.1 million of BCS securities and incurred a loss on the transactions of $0.2 million which is recorded in other income (expense) on our consolidated statements of operations. There has been no activity for the three months ended March 31, 2026.

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net gain (loss) on foreign currency exchange contracts (1)	$536	$(221)
Net gain (loss) on foreign currency exchange transactions	(453)	418
Other income (expense) (2)	144	(145)
Other income (expense), net	$227	$52
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
(2)Included in this amount is $0.2 million of loss related to BCS security transactions during the three months ended March 31, 2025.

Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per-share amounts)	2026	2025
BASIC
Net income (loss)	$(7,332)	$(6,274)
Weighted-average common shares outstanding	12,619	13,083
Basic earnings (loss) per share	$(0.58)	$(0.48)

DILUTED
Net income (loss)	$(7,332)	$(6,274)
Weighted-average common shares outstanding for basic	12,619	13,083
Dilutive effect of restricted stock, performance stock awards and stock options	—	—
Weighted-average common shares outstanding on a diluted basis	12,619	13,083
Diluted earnings (loss) per share	$(0.58)	$(0.48)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2026	2025
Stock options	791	727
Restricted stock awards	476	536
Performance stock awards	744	116

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	March 31, 2026				December 31, 2025
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$32	$—	$32	$—	$136	$—	$136

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.5 million and net pre-tax loss $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at March 31, 2026 (in thousands)(1)	Settlement Date
March 31, 2026	USD/CNY	CNY	$40.0	6.8884	$77	April 28, 2026
March 31, 2026	USD/EUR	USD	$1.0	1.1543	$(3)	April 28, 2026
March 31, 2026	USD/VND	USD	$5.0	26,633.0000	$(42)	April 29, 2026
December 31, 2025	USD/CNY	CNY	$40.0	6.9884	$132	January 29, 2026
December 31, 2025	USD/EUR	USD	$1.0	1.8110	$4	January 29, 2026
(1)Unrealized gains on foreign currency exchange contracts are recorded in prepaid expenses and other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

Note 18 — Reportable Segment

Our chief operating decision maker, our interim chief executive officer, reviews financial information presented on a consolidated basis, including consolidated net income and its components, as reported on our consolidated statements of operations, accompanied by disaggregated information about revenues, for purposes of making operating decisions and assessing financial performance of our single consolidated segment, primarily by monitoring actual results versus our internal budget and forecasts.

Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue	$79,036	$92,326
Less:
Adjusted cost of sales (1)	58,423	66,227
Adjusted research and development expenses (2)	5,312	7,073
Adjusted operating expenses (3)	16,951	20,502
Other segment items (4)	5,682	4,798
Net income (loss)	$(7,332)	$(6,274)
(1)Cost of sales from the consolidated statements of operations, adjusted to exclude stock-based compensation and impairment expenses.
(2)R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation expense.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 19 — Subsequent Events

The Company imports certain materials and products that are subject to U.S. Government tariffs and import duties. In March 2026, the U.S. Court of International Trade (CIT) issued a ruling ordering Customs and Border Protection (CBP) to refund and reliquidate certain tariff duties, and in April 2026, CBP established a process to administer tariff refunds. The Company believes that some of the tariffs it has previously paid may be eligible for refund. However, the amount, timing, and receipt of any potential refunds are uncertain. Accordingly, the company has not recorded any benefits related to possible tariff refunds at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Cautionary Statement

All statements in this report are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC. Forward-looking statements include: supply chain issues; customer demand for our products and solutions; expectations with respect to the markets in which we operate, including for specific geographic markets; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; expectations related to the shut down of our Mexico manufacturing facility, including related costs; expected benefits of our restructuring and cost-reduction activities; continued availability of cash through borrowing under our revolving lines of credit; risks related to interest rates and foreign currency exchange rates; expectations with respect to tariff recovery; the effects of doing business internationally, including expanded use of tariffs, pertaining to the importation of our products, particularly in light of the recent U.S. presidential administrative actions and the responsive retaliatory actions of foreign governments; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations with respect to the impact of changes in tax laws; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K"), Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors we describe from time to time in our periodic filings with the SEC.

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

We operate as one business segment. We have one domestic subsidiary and 23 international subsidiaries located in Brazil, France, Germany, Hong Kong (3), India, Italy, Japan, Korea, Mexico (2), the Netherlands, the People's Republic of China (the "PRC") (7), Singapore, Spain, United Kingdom and Vietnam.

To recap our results for the three months ended March 31, 2026:

•Net sales decreased 14.4% to $79.0 million for the three months ended March 31, 2026 from $92.3 million for the three months ended March 31, 2025.
•Our gross margin percentage decreased to 26.1% for the three months ended March 31, 2026 from 28.3% for the three months ended March 31, 2025.
•Operating expenses, as a percentage of net sales, decreased to 31.0% for the three months ended March 31, 2026 from 32.3% for the three months ended March 31, 2025.
•Our operating loss was $3.9 million for the three months ended March 31, 2026 compared to operating loss of $3.8 million for the three months ended March 31, 2025. Our operating loss percentage was 4.9% for the three months ended March 31, 2026 compared to our operating income percentage of 4.1% for the three months ended March 31, 2025.
•Income tax expense was $3.6 million for the three months ended March 31, 2026 compared to $2.2 million for the three months ended March 31, 2025.

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

Macroeconomic Conditions

We have been negatively impacted and we expect to continue to be negatively impacted by adverse macroeconomic conditions, including tariffs imposed or to be imposed on goods manufactured in Vietnam, Taiwan, the PRC, and Mexico, and reduced consumer spending on durable goods. Economic tensions and changes in international trade policies, including widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), could also further impact the global market for our products. The full impact of these governmental actions on macroeconomic conditions and on our business is uncertain and difficult to predict and may result in lower sales and/or cost increases, which would negatively impact our gross margins and overall financial results. Management will continue to seek ways to lessen the impact these pressures may have on our margins and financial results; however, these mitigation efforts may not be successful and these pressures may have a material adverse effect on our business.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	73.9	71.7
Gross profit	26.1	28.3
Research and development expenses	6.9	7.8
Selling, general and administrative expenses	24.1	24.5
Operating income (loss)	(4.9)	(4.1)
Interest income (expense), net	(0.1)	(0.4)
Other income (expense), net	0.3	0.1
Income (loss) before provision for income taxes	(4.7)	(4.4)
Provision for (benefit from) income taxes	4.5	2.4
Net income (loss)	(9.2)%	(6.8)%

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
Net sales. Net sales for the three months ended March 31, 2026 were $79.0 million compared to $92.3 million for the three months ended March 31, 2025. Net sales by channel were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Connected home	$28,288	$31,729
Home entertainment	50,748	60,597
Total net sales	$79,036	$92,326

Net sales in connected home were $28.3 million for the three months ended March 31, 2026 compared to $31.7 million for the three months ended March 31, 2025. This decrease is driven primarily by reduced demand from our large climate control and home automation customers.

Net sales in home entertainment were $50.7 million for the three months ended March 31, 2026 compared to $60.6 million for the three months ended March 31, 2025. The decrease in sales within the home entertainment channel was primarily driven by lower demand for subscription broadcasting products in North America and Latin America, particularly for basic remote controls with lower price points and limited or no advanced features. The retail market also remains weak, reflecting elevated inventory levels and soft sell-through performance

Gross profit. Gross profit for the three months ended March 31, 2026 was $20.6 million compared to $26.1 million for the three months ended March 31, 2025. Gross profit as a percentage of sales decreased to 26.1% for the three months ended March 31, 2026 from 28.3% for the three months ended March 31, 2025. The decline in gross margin was primarily driven by an unfavorable change in sales mix, which reduced margin by 170 basis points, and additional tariff costs that could not be passed on to customers, which reduced margin by 110 basis points. These pressures were partially offset by realized procurement savings, which improved gross margin by approximately 70 basis points.

Research and development ("R&D") expenses. R&D expenses decreased to $5.5 million for the three months ended March 31, 2026 from $7.2 million for the three months ended March 31, 2025 attributable to reductions in payroll and related personnel expenses following headcount optimization actions.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $19.0 million for the three months ended March 31, 2026 from $22.6 million for the three months ended March 31, 2025. The decrease reflects lower volume-driven expenses of $0.3 million, consistent with the decline in sales volume. In addition, ongoing cost-reduction initiatives, including organizational rightsizing, resulted in savings from headcount reductions. People-related expenses decreased by $2.9 million, complemented by an additional $1.0 million reduction in other discretionary spending including travel expense. These savings were largely offset by $0.6 million of severance costs associated with our global reduction in force.

Interest income (expense), net. Interest expense, net decreased to $0.1 million for the three months ended March 31, 2026 from $0.4 million for the three months ended March 31, 2025, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other income, net was $0.2 million for the three months ended March 31, 2026 compared to other income, net of $0.1 million for the three months ended March 31, 2025. This increase was attributable to a lower foreign currency losses incurred in the first quarter of 2026.

Provision for income taxes. Income tax expense was $3.6 million for the three months ended March 31, 2026, relative to a pre-tax loss of $3.8 million, compared to income tax expense of $2.2 million for the three months ended March 31, 2025, relative to a pre-tax loss of $4.1 million. Consistent with 2025, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2026, resulting in an elevated effective tax rate.

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

(In thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$29,826	$32,306
Available borrowing resources	$41,589	$42,459

Cash and cash equivalents – On March 31, 2026, we had $3.1 million, $7.8 million, $3.2 million, $10.0 million and $5.9 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

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

The U.S. Credit Line has a maximum availability of up to $60.0 million, subject to meeting certain financial conditions. Availability is based on "Borrowing Base", which is defined as 75% of accounts receivable aged less than 90 days less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At March 31, 2026, the U.S. Credit Line total availability was $47.9 million. At May 7, 2026, the U.S. Credit Line total availability was $41.1 million.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $1.9 million at March 31, 2026 and $0.5 million at December 31, 2025. At March 31, 2026 and December 31, 2025, we had $4.4 million and $5.5 million outstanding under the U.S. Credit Line, respectively. At March 31, 2026, our remaining availability under our U.S. Credit Line was $41.6 million.

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

At March 31, 2026, the China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $18.8 million), subject to meeting certain financial conditions.

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at March 31, 2026 and December 31, 2025. At March 31, 2026, we had an outstanding balance of RMB 130.0 million (approximately $18.8 million) on our China Credit Line and no remaining availability.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Lines.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Three Months Ended March 31, 2026	Increase (Decrease)	Three Months Ended March 31, 2025
Cash provided by (used for) operating activities	$(781)	$(9,765)	$8,984
Cash provided by (used for) investing activities	(1,168)	739	(1,907)
Cash provided by (used for) financing activities	(1,100)	5,283	(6,383)
Effect of foreign currency exchange rates on cash and cash equivalents	569	657	(88)
Net increase (decrease) in cash and cash equivalents	$(2,480)	$(3,086)	$606

	March 31, 2026	Increase (Decrease)	December 31, 2025
Cash and cash equivalents	$29,826	$(2,480)	$32,306
Working capital	$82,971	$(2,838)	$85,809

Net cash used by operating activities was $0.8 million during the three months ended March 31, 2026 compared to $9.0 million provided by operating activities during the three months ended March 31, 2025. The decrease in operating cash flows primarily reflects changes in working capital, particularly in accounts receivable and contract assets and inventory. Net loss was $7.3 million for the three months ended March 31, 2026, compared to net loss of $6.3 million in the prior-year period. Depreciation and amortization expense was $3.1 million during the three months ended March 31, 2026 compared to $4.1 million during the three months ended March 31, 2025, primarily due to lower capital expenditures in recent years, consistent with the decline in production volumes. Inventories decreased by $9.8 million during three months ended March 31, 2026, compared to a decrease of $3.0 million during the same period in 2025, reflecting improved inventory management practices. A decrease in accounts receivable and contract assets, mainly due to lower sales, resulted in cash inflows of $2.8 million in the three months ended March 31, 2026 and $10.5 million in the three months ended March 31, 2025. Days sales outstanding improved to 79 days at March 31, 2026, from 83 days at March 31, 2025. A decrease in accounts payable and accrued liabilities, primarily driven by lower inventory purchases and timing of payments, resulted in cash outflows of $11.2 million during the three months ended March 31, 2026, compared to $5.3 million in the prior-year period.

Net cash used for investing activities during the three months ended March 31, 2026 was $1.2 million, of which $0.8 million and $0.4 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the three months ended March 31, 2025 was $1.9 million, of which $1.0 million and $0.7 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents, respectively. We estimate that we will incur between $3.0 million and $5.0 million during the remainder of 2026.

Net cash used for financing activities was $1.1 million during the three months ended March 31, 2026 compared to $6.4 million during the three months ended March 31, 2025. The primary financing activities during the three months ended March 31, 2026 and 2025 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $1.1 million during the three months ended March 31, 2026 compared to $6.0 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we did not repurchase any of our common stock at March 31, 2026 compared to our repurchase of 41,000 shares at a cost of $0.4 million during the three months ended March 31, 2025.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$23,207	$18,807	$4,400	$—	$—
Inventory purchases	17,448	12,368	5,080	—	—
Operating lease obligations	12,404	2,913	4,471	2,213	2,807
Property, plant, and equipment purchases	1,140	1,140	—	—	—
Software license	5,831	1,099	2,487	2,245	—
Total material cash commitments	$60,030	$36,327	$16,438	$4,458	$2,807

We anticipate meeting our material cash commitments with our cash generated from operations and available borrowing on our Credit Lines.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 1A. RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the risk factors discussed in "Part I, Item 1A: Risk Factors" of the 2025 Form 10-K and in the periodic reports we have filed since then. These factors may cause our actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended March 31, 2026, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	—	$—	—	13,556
February 1, 2026 - February 28, 2026	—	—	—	13,556
March 1, 2026- March 31, 2026	—	—	—	1,013,556
Total	—	$—	—

(1)On March 11, 2026 our Board of Directors authorized an amendment to the Company's Share Repurchase Program that had been originally approved in October 2023 (as subsequently amended, the "Share Repurchase Program") to authorize the repurchase, from time to time, of up to an additional 1,000,000 shares of the Company's outstanding common stock, or a total of 1,013,556 shares (including the 13,556 shares remaining available under prior Board authorization for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board of Directors terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.1
Twelfth Amendment to Amended and Restated Credit Agreement, dated as of March 11, 2026, by and among the Company, the lender parties thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 12, 2026 (File No. 0-21044)).

10.2#	Letter Agreement, dated as of March 13, 2026, by and between the Company and Ramzi Ammari

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1**	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2**	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated:	May 11, 2026	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Wade M Jenke
Wade M. Jenke
Chief Financial Officer (principal financial officer and principal accounting officer)