Form 10-Q
period 2026-06-30
UNIVERSAL ELECTRONICS INC
filed 2026-08-06
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,885,062 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on August 3, 2026.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$32,399	$32,306
Accounts receivable, net	83,885	79,320
Contract assets	8,396	8,091
Inventories	70,041	77,793
Prepaid expenses and other current assets	7,155	6,803
Assets held for sale	1,157	—
Income tax receivable	1,207	806
Total current assets	204,240	205,119
Property, plant and equipment, net	25,723	27,600
Intangible assets, net	20,152	21,968
Operating lease right-of-use assets	10,356	10,203
Deferred income taxes	2,915	5,496
Other assets	3,943	3,611
Total assets	$267,329	$273,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,291	$48,945
Lines of credit and short term financing	20,831	24,079
Accrued compensation	14,536	17,496
Accrued sales discounts, rebates and royalties	4,164	6,132
Accrued income taxes	1,578	2,524
Other accrued liabilities	19,852	20,134
Total current liabilities	115,252	119,310
Long-term liabilities:
Operating lease obligations	6,651	6,193
Deferred income taxes	1,526	1,507
Income tax payable	74	74
Other long-term liabilities	865	729
Total liabilities	124,368	127,813
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,441,443 and 26,146,367 shares issued on June 30, 2026 and December 31, 2025, respectively	264	261
Paid-in capital	351,508	350,222
Treasury stock, at cost, 13,537,944 and 13,537,944 shares on June 30, 2026 and December 31, 2025, respectively	(375,016)	(375,016)
Accumulated other comprehensive income (loss)	(17,936)	(19,115)
Retained earnings	184,141	189,832
Total stockholders' equity	142,961	146,184
Total liabilities and stockholders' equity	$267,329	$273,997

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$73,238	$97,665	$152,274	$189,991
Cost of sales	47,332	68,469	105,768	134,712
Gross profit	25,906	29,196	46,506	55,279
Research and development expenses	4,340	6,959	9,791	14,190
Selling, general and administrative expenses	16,777	21,229	35,826	43,835
Operating income (loss)	4,789	1,008	889	(2,746)
Interest income (expense), net	(176)	(358)	(270)	(711)
Other income (expense), net	(1,828)	(1,751)	(1,601)	(1,699)
Income (loss) before provision for income taxes	2,785	(1,101)	(982)	(5,156)
Provision for income taxes	1,144	1,811	4,709	4,030
Net income (loss)	$1,641	$(2,912)	$(5,691)	$(9,186)

Earnings (loss) per share:
Basic	$0.13	$(0.22)	$(0.45)	$(0.70)
Diluted	$0.12	$(0.22)	$(0.45)	$(0.70)
Shares used in computing earnings (loss) per share:
Basic	12,743	13,200	12,681	13,141
Diluted	13,425	13,200	12,681	13,141
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,641	$(2,912)	$(5,691)	$(9,186)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,477	4,245	1,179	5,823
Comprehensive income (loss)	$3,118	$1,333	$(4,512)	$(3,363)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for six months ended June 30, 2026:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	26,146	$261	(13,538)	$(375,016)	$350,222	$(19,115)	$189,832	$146,184
Net loss							(7,332)	(7,332)
Currency translation adjustment						(298)		(298)
Shares issued for employee benefit plan and compensation	23	1			—			1
Employee and director stock-based compensation					768			768
Balance at March 31, 2026	26,169	$262	(13,538)	$(375,016)	$350,990	$(19,413)	$182,500	$139,323
Net loss							1,641	1,641
Currency translation adjustment						1,477		1,477
Shares issued for employee benefit plan and compensation	144	1			(1)			—
Shares issued to directors	128	1			(2)			(1)
Employee and director stock-based compensation					521			521
Balance at June 30, 2026	26,441	$264	(13,538)	$(375,016)	$351,508	$(17,936)	$184,141	$142,961

The following summarizes the changes in total equity for six months ended June 30, 2025:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	25,713	$257	(12,666)	$(371,930)	$344,697	$(28,350)	$208,431	$153,105
Net loss							(6,274)	(6,274)
Currency translation adjustment						1,578		1,578
Shares issued for employee benefit plan and compensation	124	1			158			159
Purchase of treasury shares			(41)	(383)				(383)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,784			1,784
Balance at March 31, 2025	25,845	$258	(12,707)	$(372,313)	$346,639	$(26,772)	$202,157	$149,969
Net loss							(2,912)	(2,912)
Currency translation adjustment						4,245		4,245
Shares issued for employee benefit plan and compensation	197	2			170			172
Purchase of treasury shares			(60)	(365)				(365)
Shares issued to directors	44	1			—			1
Employee and director stock-based compensation					1,649			1,649
Balance at June 30, 2025	26,086	$261	(12,767)	$(372,678)	$348,458	$(22,527)	$199,245	$152,759
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(5,691)	$(9,186)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6,185	7,622
Provision for credit losses	299	19
Deferred income taxes	2,725	641
Shares issued for employee benefit plan and compensation	1	331
Employee and director stock-based compensation	1,289	3,433
Impairment of long-lived assets	20	110
Gain on sale of property, plant, and equipment	41	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(6,487)	23,348
Inventories	8,054	1,715
Prepaid expenses and other assets	561	3,728
Accounts payable and accrued liabilities	(84)	(15,395)
Accrued income taxes	(1,392)	1,339
Net cash provided by (used for) operating activities	5,521	17,705
Cash flows from investing activities:
Purchase of Blue Chip Swap securities (Note 15)	—	(2,544)
Sale of Blue Chip Swap securities (Note 15)	—	2,314
Acquisitions of property, plant and equipment	(1,591)	(2,261)
Acquisitions of intangible assets	(704)	(1,498)
Net cash provided by (used for) investing activities	(2,295)	(3,989)
Cash flows from financing activities:
Borrowings under lines of credit	34,200	41,000
Repayments on lines of credit	(46,713)	(48,000)
Proceeds from short term financing	7,621	—
Treasury stock purchased	—	(748)
Net cash provided by (used for) financing activities	(4,892)	(7,748)
Effect of foreign currency exchange rates on cash and cash equivalents	1,759	1,510
Net increase (decrease) in cash and cash equivalents	93	7,478
Cash and cash equivalents at beginning of period	32,306	26,783
Cash and cash equivalents at end of period	$32,399	$34,261

Supplemental cash flow information:
Income taxes paid	$2,696	$2,096
Interest paid	$655	$1,238
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Note 1 — Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Universal Electronics Inc. and its subsidiaries contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature, except for the restructuring charges, monetization of IEEPA tariff refund claims, and re-acquisition of assets held for sale, as described in Notes 12, 8, and 19, respectively to the consolidated financial statements. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As used herein, the terms "Company", "UEI," "we," "us," and "our" refer to Universal Electronics Inc. and its subsidiaries, unless the context indicates to the contrary.

Our results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Significant Accounting Policy Updates

IEEPA Tariff Refund Claims/ Monetization of Tariff refund claims

During the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful and therefore invalid. As a result, the Company intended to seek reimbursement from the US Customs and Border Protection ("CBP") for IEEPA tariffs paid during calendar years 2025 and 2026.

The Company has applied the loss recovery guidance under FASB ASC 450 – Contingencies to account for the recognition of these claims. Any future recovery of tariff refund claims will be recognized as a receivable when the claim becomes probable and will be reflected as a reduction of Cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold. In the first quarter of 2026, the Company did not recognize an asset for recovery of tariff refund claims based on available information at that time, and considered recovery was not probable. As of the end of the second quarter of 2026, following a reassessment of the facts and circumstances, management concluded that recovery of the tariff refund claims had become probable. Accordingly, the Company recognized an asset for the expected recovery of the tariff refund claims.

During the second quarter of 2026, the Company entered into the Tariff Claim Agreement with a third-party financial institution ("Buyer") to monetize its claims for refunds of tariffs previously paid to CBP in consideration for the Purchase Price (as defined below), which reflects a discount to the aggregate amount payable by CBP pursuant to the Claims (as defined below) as mutually agreed between the Company and Buyer. The monetization of tariff refund claims was accounted for in accordance with FASB ASC 470 – Debt and presented as a short-term financing on the consolidated balance sheet.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	June 30, 2026	December 31, 2025
Europe	$10,958	$9,980
People's Republic of China ("PRC")	8,947	8,980
South America	5,184	7,211
Asia (excluding PRC)	4,270	4,579
North America	3,040	1,556
Total cash and cash equivalents	$32,399	$32,306

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Goods and services transferred at a point in time	$60,304	$77,656	$125,042	$149,047
Goods and services transferred over time	12,934	20,009	27,232	40,944
Net sales	$73,238	$97,665	$152,274	$189,991

Our net sales to external customers by channel were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Connected home (1)	$25,130	$34,099	$53,417	$65,828
Home entertainment (2)	48,108	63,566	98,857	124,163
Net sales	$73,238	$97,665	$152,274	$189,991
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

Our net sales to external customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
United States	$17,823	$28,974	$40,543	$59,532
Asia (excluding PRC)	16,698	22,190	33,224	40,937
Europe	21,040	26,110	44,418	46,808
Latin America	3,464	6,808	8,681	13,358
PRC	10,834	8,255	18,781	17,173
Other	3,379	5,328	6,627	12,183
Total net sales	$73,238	$97,665	$152,274	$189,991
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Trade receivables, gross	$64,931	$71,410
Allowance for credit losses	(1,000)	(723)
Allowance for sales returns	(255)	(283)
Trade receivables, net	63,676	70,404
IEEPA receivable	6,944	—
Other (1)	13,265	8,916
Accounts receivable, net (2)	$83,885	$79,320
(1)Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)Accounts receivable, net at December 31, 2024, was $114.2 million.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$723	$1,863
Additions (reductions) to costs and expenses	299	19
Cash receipts	—	(266)
Write-offs/Foreign exchange effects	(22)	(148)
Balance at end of period	$1,000	$1,468

Contract Assets

Contract assets were $8.4 million and $8.1 million at June 30, 2026 and December 31, 2025, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

Contract Liabilities

We have current and non-current contract liability balances primarily consisting of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,204	$4,285	$2,879	$3,237
Payments received	1,047	656	2,529	2,849
Revenue recognized	(1,158)	(877)	(2,317)	(2,027)
Foreign exchange effects	3	4	5	9
Balance at end of period	$3,096	$4,068	$3,096	$4,068

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended June 30,
	2026		2025
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$15,308	20.9%	$18,230	18.7%
Comcast Communications	$8,327	11.4%	$11,942	12.2%

	Six Months Ended June 30, 2026
	2026		2025
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$30,171	19.8%	$34,594	18.2%
Comcast Communications	$17,344	11.4%	$22,291	11.7%

Trade receivables associated with significant customers that totaled more than 10% of our accounts receivable, net was as follows:

	June 30, 2026		December 31, 2025
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Daikin Industries Ltd.	(1)	(1)	$9,766	12.3%
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories

Inventories were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$17,238	$18,678
Components	10,706	9,923
Work in process	4,938	1,241
Finished goods	37,159	47,951
Inventories	$70,041	$77,793

Significant Supplier

There were no purchases from suppliers that totaled more than 10% of our total inventory purchases for the three and six months ended June 30, 2026, and 2025.

There were no trade payable balances to suppliers that totaled more than 10% of our total accounts payable at June 30, 2026, and December 31, 2025, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic area, which include property, plant, and equipment, net ("PP&E") and operating lease right-of-use assets, were as follows:

(In thousands)	June 30, 2026	December 31, 2025
People’s Republic of China	$18,887	$19,935
Vietnam	7,280	7,630
United States	6,030	5,637
All other countries	3,279	3,903
Mexico	603	698
Total long-lived tangible assets	$36,079	$37,803

PP&E are shown net of accumulated depreciation of $170.0 million and $163.7 million at June 30, 2026 and December 31, 2025, respectively.

Depreciation expense was $1.8 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $3.7 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively.

Note 6 — Intangible Assets, Net

Intangible Assets, Net

The components of intangible assets, net were as follows:

	June 30, 2026			December 31, 2025
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$1,522	$(1,006)	$516	$1,675	$(677)	$998
Customer relationships	6,340	(5,611)	729	6,340	(5,250)	1,090
Developed and core technology	740	(540)	200	740	(493)	247
Distribution rights	221	(221)	—	—	—	—
Patents	35,240	(16,547)	18,693	35,171	(15,557)	19,614
Trademarks and trade names	52	(38)	14	50	(31)	19
Total intangible assets, net	$44,115	$(23,963)	$20,152	$43,976	$(22,008)	$21,968
(1)This table excludes the gross value of fully amortized intangible assets totaling $52.6 million and $52.5 million at June 30, 2026 and December 31, 2025, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$165	$100	$415	$341
Selling, general and administrative expenses	1,114	1,098	2,231	2,198
Total amortization expense	$1,279	$1,198	$2,646	$2,539

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Estimated future annual amortization expense related to our intangible assets at June 30, 2026, was as follows:

(In thousands)
2026 (remaining 6 months)	$2,380
2027	4,087
2028	3,254
2029	2,933
2030	2,441
Thereafter	5,057
Total	$20,152

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At June 30, 2026, our operating leases had remaining lease terms of up to 34 years, including any reasonably probable extensions.

Lease balances within our consolidated balance sheets were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$10,356	$10,203
Liabilities:
Other accrued liabilities	$2,800	$3,213
Long-term operating lease obligations	6,651	6,193
Total lease liabilities	$9,451	$9,406

Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$179	$353	$357	$669
Selling, general and administrative expenses	824	1,110	1,775	2,270
Total operating lease expense	$1,003	$1,463	$2,132	$2,939

Operating lease expenses from variable and short-term lease costs	$83	$349	$298	$722
Operating cash outflows from operating leases	$931	$1,437	$1,966	$2,865
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$3,637	$1,342	$3,899

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	June 30, 2026	December 31, 2025
Weighted average lease liability term (in years)	5.2	4.3
Weighted average discount rate	6.75%	5.80%

The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheets at June 30, 2026. The reconciliation excludes short-term leases that are not recorded in our consolidated balance sheets.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

(In thousands)	June 30, 2026
2026 (remaining 9 months)	$1,900
2027	2,964
2028	1,346
2029	1,138
2030	1,062
Thereafter	2,815
Total lease payments	11,225
Less: imputed interest	(1,774)
Total lease liabilities	$9,451

At June 30, 2026, we did not have any operating leases that had not yet commenced.

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

The U.S. Credit Line has a maximum availability of up to $60.0 million, subject to meeting certain financial conditions. Availability is based on "Borrowing Base", which is defined as 75% of accounts receivable aged less than 90 days less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At June 30, 2026, the U.S. Credit Line total availability was $43.3 million. At August 5, 2026, the U.S. Credit Line total availability was $38.9 million.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there was $1.9 million at June 30, 2026 and $0.5 million at December 31, 2025.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Second Amended Credit Agreement, we pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The Second Amended Credit Agreement also contains a facility fee of 0.25%. The interest rates in effect at June 30, 2026 and December 31, 2025 were 6.75% and 6.65%, respectively.

The Second Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Second Amended Credit Agreement at June 30, 2026.

At June 30, 2026 and December 31, 2025, we had $0.0 million and $5.5 million outstanding under the U.S. Credit Line, respectively. At June 30, 2026, our remaining availability under our U.S. Credit Line was $41.4 million. Our total interest expense on borrowings under the U.S. Credit Line was $0.2 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively. Our total interest expense on borrowings under the U.S. Credit Line was $0.4 million and $1.1 million during the six months ended June 30, 2026 and 2025, respectively. Our total facility fee expense under the U.S. Credit Line was $28 thousand and $47 thousand during the three months ended June 30, 2026 and 2025, respectively. Our total facility fee expense under the U.S. Credit Line was $65 thousand and $94 thousand during the six months ended June 30, 2026 and 2025, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
China Line of Credit

In August 2024, our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), executed a Line of Credit Agreement (the "Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit (the "China Credit Line"). As a continuation of the agreement, on July 30, 2025, we executed an amendment to the Line of Credit Agreement, which extends the term of the China Credit Line to July 16, 2026. As a continuation of the agreement, on July 15, 2026, we executed an amendment to the Line of Credit Agreement, which extends the term of the China Credit Line to July 9, 2027. The China Credit Line may be used for working capital purposes.

The China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $19.1 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2026 and December 31, 2025.

All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rates in effect at June 30, 2026 and December 31, 2025 were 2.90% and 2.92%, respectively.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the three months ended June 30, 2026.

At June 30, 2026 and December 31, 2025, we had RMB 80.0 million (approximately $11.8 million) and RMB 130.0 million (approximately $19.1 million), respectively, outstanding under the China Credit Line. At June 30, 2026, we had RMB 50.0 million (approximately 7.4 million) of availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 0.9 million (approximately $0.1 million) and RMB 0.6 million (approximately $0.1 million) during the three months ended June 30, 2026 and 2025, respectively. Our total interest expense on borrowings under the China Credit Line was RMB 1.9 million (approximately $0.3 million) and RMB 1.2 million (approximately $0.2 million) during the six months ended June 30, 2026 and 2025, respectively.

Monetization of IEEPA Tariff Refund Claims

On June 9, 2026, the Company entered into a Claim Sale and Purchase Agreement (the "Tariff Claim Agreement") with a third party financial institution ("Buyer") pursuant to which the Company agreed to sell, grant and convey to Buyer all of the Company’s and its affiliates’ claims, interests and causes of action, and all related rights, distributions, amounts, payments related thereto and other proceeds thereof, including without limitation any interest thereon and other amounts paid or reimbursed in relation thereto, directly arising from or relating to tariffs previously paid by the Company or its affiliates to Customs and Border Protection (“CBP”) in connection with tariffs originally invoked under the International Emergency Economics Powers Act (“IEEPA”), for which such tariffs were ruled unlawful by the United States Supreme Court on February 20, 2026 (the "Claims"), in consideration for a payment of approximately $7.6 million (the "Purchase Price"). The Purchase Price reflects a discount to the aggregate amount payable by CBP pursuant to the Claims as mutually agreed between the Company and Buyer and is subject to full or partial refund, together with interest, under certain circumstances in which the Claims may be impaired. The Company is subject to certain post-closing cooperation obligations with Buyer with respect to the Claims.

The Company has received a total of $8.8 million, including interest, from CBP as of August 6, 2026.

The monetization of the Company`s tariff refund claims were accounted for in accordance with FASB ASC 470 – Debt and presented as a short-term financing on the consolidated balance sheet. As of June 30, 2026, the unamortized financing costs amounted to $1.3 million. The costs are being amortized through the expected settlement date of the claim and recorded in

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Interest income (expense) on the consolidated statements of operations. Refer to “Note 1. Basis of Preparation" for related accounting policy update on tariff refund claims.

In connection with the expected recovery of IEEPA tariffs, the Company evaluated its contractual and customary business practices with customers and concluded that a portion of the expected recovery is likely to be refunded to certain customers. These anticipated customer refunds represent consideration payable to customers under ASC 606, Revenue from Contracts with Customers, and therefore reduce the transaction price associated with the related customer contracts. Accordingly, the Company recorded an estimated liability of approximately $3.9 million as of June 30, 2026 for expected tariff refunds payable to customers, with a corresponding reduction of net sales in the period.

Note 9 — Income Taxes

We recorded income tax expense of $1.1 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. We recorded income tax expense of $4.7 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively. The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended June 30, 2026 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on net controlled foreign corporation tested income. The Company's income tax provision can be affected by other factors, including changes in tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2025, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future income in making this assessment. At December 31, 2025, we had a three-year world wide cumulative pre-tax loss and have accordingly provided a full valuation allowance on our U.S. federal and state deferred tax assets and on certain foreign deferred tax assets. During the three months ended June 30, 2026, there was no change to our valuation allowance position.

Uncertain Tax Positions

At June 30, 2026, we had gross unrecognized tax benefits of approximately $3.8 million including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if the tax benefits are realized. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

Interest and penalties

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at June 30, 2026 and December 31, 2025 and are included in the unrecognized tax benefits.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Accrued bonus	$1,146	$1,863
Accrued commission	299	577
Accrued salary/wages (1)	3,082	4,606
Accrued social insurance (2)	7,249	7,065
Accrued vacation/holiday	1,230	1,175
Other accrued compensation	1,530	2,210
Total accrued compensation	$14,536	$17,496
(1)As of December 31, 2025, this includes $0.8 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force. As of June 30, 2026, this includes $0.1 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on June 30, 2026, and December 31, 2025.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Contract liabilities	$2,238	$2,158
Duties	5,107	2,966
Expense associated with fulfilled performance obligations	626	817
Freight and handling fees	1,374	2,754
Interest	9	16
Legal judgment (1)	44	43
Operating lease obligations	2,800	3,213
Product warranty claims costs	20	11
Professional fees	940	1,173
Sales and value added taxes	3,495	3,946
Other (2)	3,199	3,037
Total other accrued liabilities	$19,852	$20,134
(1)This amount relates to the judgment of a lawsuit with an employment agency in the PRC. See Note 12 for further information related to this matter.
(2)Includes $0.4 million and $0.2 million at June 30, 2026 and December 31, 2025, respectively, associated with the purchase of property, plant and equipment.

Note 12 — Commitments and Contingencies

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E).

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Our non-cancellable purchase commitments were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Inventory purchase commitments	$15,115	$4,300
PP&E purchase commitments	887	700
Total purchase commitments	$16,002	$5,000

These amounts are expected to be paid within the next twelve months.

Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$11	$35
Additions (reductions) to costs and expenses	9	6
Settlements (in cash or in kind)	—	—
Foreign currency translation gain (loss)	—	—
Balance at end of period	$20	$41

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

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Ending balances for these restructuring liabilities were $0.2 million at June 30, 2026 and $0.4 million at December 31, 2025, respectively.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
While this ITC matter has been finally resolved and Roku has no more ability to appeal, we agreed to continue the stay of the CDCA cases pending the outcome of one final PTAB action involving one of our patents. UEI and Roku participated in a hearing in July 2025 regarding the consolidation of the 2018 and 2020 cases, the stay of the cases, and amending the claims that UEI would be allowed to move forward with a consolidated case by the court if unstayed. On July 29, 2025 the Judge issued an order lifting the stay, consolidating the cases and allowing UEI to move forward on 25 claims in the case. On September 4, 2025, the Court set various dates and deadlines for the case, including a trial date beginning in March 2027, which date has now been rescheduled to a date beginning in May 2027 pursuant to mutual agreement of UEI and Roku.. On December 15, 2025, UEI filed a second amended complaint in the consolidated case.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (as subsequently amended, the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 986,444 shares of our common stock. On March 11, 2026, the Board of Directors authorized an amendment to the Share Repurchase Program to authorize the repurchase, from time to time, of up to an additional 1,000,000 shares of the Company's outstanding common stock, or a total of 1,013,556 shares (including the 13,556 shares remaining available under the prior Board authorization for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board of Directors terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time. We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises. There have been no shares repurchased for the three and six months ended June 30, 2026.

Repurchased shares of our common stock were as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Open market shares repurchased	—	—
Stock-based compensation related shares repurchased	—	101
Total shares repurchased	—	101

Cost of open market shares repurchased	$—	$—
Cost of stock-based compensation related shares repurchased	—	748
Total cost of shares repurchased	$—	$748

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of sales	$12	$12	$25	$28
Research and development expenses	97	124	236	282
Selling, general and administrative expenses:
Employees	145	1,217	542	2,493
Outside directors	267	296	486	630
Total employee and director stock-based compensation expense	$521	$1,649	$1,289	$3,433
Income tax benefit	$100	$185	$262	$432

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2025	494	$8.25
Granted	160	4.03
Vested	(295)	8.35
Forfeited	(77)	6.39
Non-vested at June 30, 2026	282	$6.33

As of June 30, 2026, we expect to recognize $1.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.3 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2025	744	$2.16
Granted	120	2.56
Vested	—	—
Forfeited	(156)	2.85
Non-vested at June 30, 2026	708	$2.00

The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average fair value of grants	$2.56	$2.24	$2.56	$2.24
Risk-free interest rate	4.10%	3.84%	4.10%	3.84%
Expected volatility	54.00%	58.00%	54.00%	58.00%
Expected life in years	3.47	2.63	3.47	2.63

As of June 30, 2026, we expect to recognize $1.0 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average period of 2.4 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	856	$24.29
Granted	10	4.02
Exercised	—	—		$—
Forfeited/canceled/expired	(122)	$27.07
Outstanding at June 30, 2026 (1)	744	$23.57	5.32	$482
Vested and expected to vest at June 30, 2026 (1)	744	$23.57	5.32	$—
Exercisable at June 30, 2026 (1)	446	$36.86	2.68	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2026. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average fair value of grants	$2.21	$—	$2.21	$—
Risk-free interest rate	4.24%	—%	4.24%	—%
Expected volatility	54.21%	—%	54.21%	—%
Expected life in years	5.75	0.00	5.75	0.00

As of June 30, 2026, we expect to recognize $0.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.5 years.

Note 15 — Other Income (Expense), Net

The Central Bank of Argentina maintains certain currency controls that limit the amount of U.S. Dollars that may be remitted from Argentine entities, including certain of our customers. As a result of these controls, an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") emerged in Argentina, which allows entities to remit U.S. Dollars from Argentina through the purchase and sale of BCS securities. During the three and six months ended June 30, 2025, in order to collect an open accounts receivable balance with an Argentine customer, we purchased $1.3 million and $2.5 million, respectively, and sold BCS securities of $1.2 million and $2.3 million, respectively, and incurred a loss on the transactions of $0.1 million and $0.2 million, respectively, which is recorded in other income (expense) on our consolidated statements of operations. There has been no activity for the three and six months ended June 30, 2026.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net gain (loss) on foreign currency exchange contracts (1)	$(303)	$(397)	$233	$(618)
Net gain (loss) on foreign currency exchange transactions	(1,611)	(1,342)	(2,064)	(924)
Other income (expense) (2)	86	(12)	230	(157)
Other income (expense), net	$(1,828)	$(1,751)	$(1,601)	$(1,699)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
(2)Included in this amount is $0.1 million and $0.2 million of loss related to BCS security transactions during the three and six months ended June 30, 2025.

Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2026	2025	2026	2025
BASIC
Net income (loss)	$1,641	$(2,912)	$(5,691)	$(9,186)
Weighted-average common shares outstanding	12,743	13,200	12,681	13,141
Basic earnings (loss) per share	$0.13	$(0.22)	$(0.45)	$(0.70)

DILUTED
Net income (loss)	$1,641	$(2,912)	$(5,691)	$(9,186)
Weighted-average common shares outstanding for basic	12,743	13,200	12,681	13,141
Dilutive effect of restricted stock, performance stock awards and stock options	683	—	—	—
Weighted-average common shares outstanding on a diluted basis	13,425	13,200	12,681	13,141
Diluted earnings (loss) per share	$0.12	$(0.22)	$(0.45)	$(0.70)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Stock options	738	691	764	709
Restricted stock awards	403	498	440	517
Performance stock awards	701	372	722	244

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	June 30, 2026				December 31, 2025
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$35	$—	$35	$—	$136	$—	$136

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $0.3 million and net pre-tax loss $0.4 million for the three months ended June 30, 2026, and 2025, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at June 30, 2026 (in thousands)(1)	Settlement Date
June 30, 2026	USD/CNY	CNY	$40.0	6.7856	$39	July 29, 2026
June 30, 2026	USD/EUR	USD	$4.0	1.1450	$(4)	July 29, 2026
December 31, 2025	USD/CNY	CNY	$40.0	6.9884	$132	January 29, 2026
December 31, 2025	USD/EUR	USD	$1.0	1.8110	$4	January 29, 2026
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

Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue	$73,238	$97,665	$152,274	$189,991
Less:
Adjusted cost of sales (1)	47,320	68,457	105,742	134,684
Adjusted research and development expenses (2)	4,243	6,835	9,555	13,908
Adjusted operating expenses (3)	15,886	19,509	32,837	40,011
Other segment items (4)	4,148	5,776	9,831	10,574
Net income (loss)	$1,641	$(2,912)	$(5,691)	$(9,186)
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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
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

Note 19 — Long-Lived Assets Classified as Held For Sale

During the three months ended June 30, 2026, the Company re-acquired certain manufacturing equipment within Mexico previously sold in December 2025 following an amendment to the original sales agreement under which legal title was returned to the Company and all payment obligations were waived. Management has committed to a plan to sell the equipment, which is available for immediate sale and is being actively marketed to potential buyers. The Company expects the sale to be completed within one year and has therefore classified the equipment as held for sale as of June 30, 2026.

Note 20 — Subsequent Events

On July 15, 2026, Gemstar Technology (Yangzhou) Co.ltd.(“GTY”), a subsidiary of the Company, extended its existing line of credit with Bank of China Limited, Baoying sub-branch. Under the amended loan agreement, GTY`s borrowing capacity remains 130,000,000 RMB for general business purposes through July 9, 2027.

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

To recap our results for the three months ended June 30, 2026:

•Net sales decreased 25.0% to $73.2 million for the three months ended June 30, 2026 from $97.7 million for the three months ended June 30, 2025.
•Our gross margin percentage increased to 35.4% for the three months ended June 30, 2026 from 29.9% for the three months ended June 30, 2025.
•Operating expenses, as a percentage of net sales, decreased to 28.8% for the three months ended June 30, 2026 from 28.9% for the three months ended June 30, 2025.
•Our operating income was $4.8 million for the three months ended June 30, 2026 compared to operating income of $1.0 million for the three months ended June 30, 2025. Our operating income percentage was 6.5% for the three months ended June 30, 2026 compared to our operating income percentage of 1.0% for the three months ended June 30, 2025.
•Income tax expense was $1.1 million for the three months ended June 30, 2026 compared to $1.8 million for the three months ended June 30, 2025.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended June 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	70.1	69.5	70.9
Gross profit	35.4	29.9	30.5	29.1
Research and development expenses	5.9	7.1	6.4	7.5
Selling, general and administrative expenses	22.9	21.7	23.5	23.1
Operating income (loss)	6.5	1.0	0.6	(1.4)
Interest income (expense), net	(0.2)	(0.4)	(0.2)	(0.4)
Other income (expense), net	(2.5)	(1.8)	(1.1)	(0.9)
Income (loss) before provision for income taxes	3.8	(1.2)	(0.7)	(2.7)
Provision for (benefit from) income taxes	1.6	1.9	3.1	2.1
Net income (loss)	2.2%	(3.0)%	(3.8)%	(4.8)%

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025
Net sales. Net sales for the three months ended June 30, 2026 were $73.2 million compared to $97.7 million for the three months ended June 30, 2025. Net sales by channel were as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025
Connected home	$25,130	$34,099
Home entertainment	48,108	63,566
Total net sales	$73,238	$97,665

Net sales in connected home were $25.1 million for the three months ended June 30, 2026 compared to $34.1 million for the three months ended June 30, 2025. This decrease is driven primarily by reduced demand from our large climate control and home entertainment customers.

Net sales in home entertainment were $48.1 million for the three months ended June 30, 2026 compared to $63.6 million for the three months ended June 30, 2025. The decrease in sales within the home entertainment channel was primarily driven by lower demand for subscription broadcasting products, particularly for basic remote controls with lower price points and limited or no advanced features.

Gross profit. Gross profit for the three months ended June 30, 2026 was $25.9 million compared to $29.2 million for the three months ended June 30, 2025. Gross profit as a percentage of sales increased to 35.4% for the three months ended June 30, 2026 from 29.9% for the three months ended June 30, 2025. The improvement in gross margin was primarily driven by the sale of tariff claims and the associated mix impact, which contributed approximately 690 basis points and 160 basis points respectively, and improved management of inbound freight costs and other costs, which contributed approximately 90 basis points. These favorable impacts were partially offset by higher component costs driven by market conditions, which reduced gross margin by approximately 240 basis points, as well as the weaker U.S. dollar relative to the Chinese Renminbi, which had an adverse impact of approximately 150 basis points.

Research and development ("R&D") expenses. R&D expenses decreased to $4.3 million for the three months ended June 30, 2026 from $7.0 million for the three months ended June 30, 2025 attributable to reductions in payroll and related personnel expenses following headcount optimization actions.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $16.8 million for the three months ended June 30, 2026 from $21.2 million for the three months ended June 30, 2025. The decrease reflects lower volume-driven expenses of $0.6 million, consistent with the decline in sales volume. In addition, ongoing cost-reduction initiatives, including organizational rightsizing, resulted in savings from headcount reductions. People-related expenses decreased by $3.6 million, complemented by an additional $0.8 million reduction in other discretionary spending including travel expense and professional fees. These savings were partially offset by $0.6 million increase of reserve for uncollectible accounts receivable during the period.

Interest income (expense), net. Interest expense, net decreased to $0.2 million for the three months ended June 30, 2026 from $0.4 million for the three months ended June 30, 2025, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other income, net was $1.8 million for the three months ended June 30, 2026 compared to other income, net of $1.8 million for the three months ended June 30, 2025. The amount was primarily attributable to foreign currency losses incurred in the second quarter of 2026.

Provision for income taxes. Income tax expense was $1.1 million for the three months ended June 30, 2026, relative to a pre-tax loss of $2.8 million, compared to income tax expense of $1.8 million for the three months ended June 30, 2025, relative to a pre-tax loss of $1.1 million. Consistent with 2025, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2026, resulting in an elevated effective tax rate.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

	Six Months Ended June 30,
(In thousands)	2026	2025
Connected home	$53,417	$65,828
Home entertainment	98,857	124,163
Total net sales	$152,274	$189,991

Net sales. Net sales for the six months ended June 30, 2026 were $152.3 million compared to $190.0 million for the six months ended June 30, 2025. Net sales by channel were as follows:

Net sales in connected home were $53.4 million for the six months ended June 30, 2026 compared to $65.8 million for the six months ended ended June 30, 2025. This decrease is driven primarily by reduced demand from our large climate control and home entertainment customers.

Net sales in home entertainment were $98.9 million for the six months ended June 30, 2026 compared to $124.2 million for the six months ended June 30, 2025. The decrease in sales within the home entertainment channel was primarily driven by lower demand for subscription broadcasting products, particularly for basic remote controls with lower price points and limited or no advanced features.

Gross profit. Gross profit for the six months ended June 30, 2026 was $46.5 million compared to $55.3 million for the six months ended June 30, 2025. Gross profit as a percentage of sales increased to 30.5% for the six months ended June 30, 2026 from 29.1% for the six months ended June 30, 2025. The improvement in gross margin was primarily driven by the sale of tariff claims and the associated mix impact, which contributed approximately 330 basis points and 70 basis points respectively, and improved management of inbound freight costs, which contributed approximately 60 basis points. These favorable impacts were partially offset by higher component costs driven by market conditions, which reduced gross margin by approximately 110 basis points, an unfavorable change in sales mix, which reduced margin by approximately 80 basis points and incremental tariff costs that were not recoverable through customer pricing actions and others, which reduced gross margin by approximately 70 basis points. In addition, the weaker U.S. dollar relative to the Chinese Renminbi had an adverse impact of approximately 60 basis points on gross margin.

Research and development ("R&D") expenses. R&D expenses decreased to $9.8 million for the six months ended June 30, 2026 from $14.2 million for the six months ended June 30, 2025 attributable to reductions in payroll and related personnel expenses following headcount optimization actions.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $35.8 million for the six months ended June 30, 2026 from $43.8 million for the six months ended June 30, 2025. The decrease reflects lower volume-driven expenses of $1.0 million, consistent with the decline in sales volume. In addition, ongoing cost-reduction initiatives, including organizational rightsizing, resulted in savings from headcount reductions. People-related expenses decreased by $6.5 million, complemented by an additional $1.7 million reduction in other discretionary spending including travel, rental expense and professional fees. These savings were partially offset by $0.6 million of severance costs associated with our global reduction in force and $0.5 million increase of reserve for uncollectible accounts receivable during the period.

Interest income (expense), net. Interest expense, net decreased to $0.3 million for the six months ended June 30, 2026 from $0.7 million for the six months ended June 30, 2025, as a result of a lower average loan balance and lower interest rates.

Other income (expense), net. Other income, net was $1.6 million for the six months ended June 30, 2026 compared to other income (expense), net of $1.7 million for the six months ended June 30, 2025. The amount was primarily attributable to foreign currency losses incurred in the first half year of 2026.

Provision for income taxes. Income tax expense was $4.7 million for the six months ended June 30, 2026, relative to a pre-tax loss of $1.0 million, compared to income tax expense of $4.0 million for the six months ended June 30, 2025, relative to a pre-tax loss of $5.2 million. Consistent with 2025, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2026, resulting in an elevated effective tax rate.

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

(In thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$32,399	$32,306
Available borrowing resources	$48,706	$42,459

Cash and cash equivalents – On June 30, 2026, we had $11.0 million, $8.9 million, $5.2 million, $4.3 million and $3.0 million of cash and cash equivalents in North America, the PRC, Asia (excluding the PRC), Europe, and South America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

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

The U.S. Credit Line has a maximum availability of up to $60.0 million, subject to meeting certain financial conditions. Availability is based on "Borrowing Base", which is defined as 75% of accounts receivable aged less than 90 days less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At June 30, 2026, the U.S. Credit Line total availability was $43.3 million. At August 5, 2026, the U.S. Credit Line total availability was $38.9 million.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $1.9 million at June 30, 2026 and $0.5 million at December 31, 2025. At June 30, 2026 and December 31, 2025, we had $0.0 million and $5.5 million outstanding under the U.S. Credit Line, respectively. At June 30, 2026, our remaining availability under our U.S. Credit Line was $41.4 million.

Our subsidiary, Gemstar Technology (Yangzhou) Co. Ltd. ("GTY"), has a Line of Credit Agreement ("Line of Credit Agreement") with the Bank of China, which provides for a revolving line of credit ("China Credit Line" and, together with the U.S. Credit Line, "Credit Lines"). As a continuation of the agreement, on July 30, 2025, we executed an amendment to the Line of Credit Agreement, which extends the term of the China Credit Line to July 16, 2026. As a continuation of the agreement, on July 15, 2026, we executed an amendment to the Line of Credit Agreement, which extends the term of the China Credit Line to July 9, 2027. The China Credit Line may be used for working capital purposes. .

At June 30, 2026, the China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $19.1 million), subject to meeting certain financial conditions.

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at June 30, 2026 and December 31, 2025. At June 30, 2026, we had an outstanding balance of RMB 80.0 million (approximately $11.8 million) on our China Credit Line and RMB 50.0 million (approximately $7.4 million) of availability under our China Credit Line.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Lines.

Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Six Months Ended June 30, 2026	Increase (Decrease)	Six Months Ended June 30, 2025
Cash provided by (used for) operating activities	$5,521	$(12,184)	$17,705
Cash provided by (used for) investing activities	(2,295)	1,694	(3,989)
Cash provided by (used for) financing activities	(4,892)	2,856	(7,748)
Effect of foreign currency exchange rates on cash and cash equivalents	1,759	249	1,510
Net increase (decrease) in cash and cash equivalents	$93	$(7,385)	$7,478

	June 30, 2026	Increase (Decrease)	December 31, 2025
Cash and cash equivalents	$32,399	$93	$32,306
Working capital	$88,988	$3,179	$85,809

Net cash used by operating activities was $5.5 million during the six months ended June 30, 2026 compared to $17.7 million provided by operating activities during the six months ended June 30, 2025. The decrease in operating cash flows primarily reflects changes in working capital, particularly in accounts receivable, contract assets, and inventory. Net loss was $5.7 million for the three months ended June 30, 2026, compared to net loss of $9.2 million in the prior-year period. Depreciation and amortization expense was $6.2 million during the six months ended June 30, 2026 compared to $7.6 million during the six months ended June 30, 2025, primarily due to lower capital expenditures in recent years, consistent with the decline in production volumes. Inventories decreased by $8.1 million during six months ended June 30, 2026, compared to a decrease of $1.7 million during the same period in 2025, reflecting improved inventory management practices. A decrease in accounts receivable and contract assets, mainly due to lower sales, resulted in cash inflows of $6.5 million in the three months ended June 30, 2026 and $23.3 million in the three months ended June 30, 2025. Days sales outstanding were 77 days at June 30, 2026, compared to 75 days at June 30, 2025. A decrease in accounts payable and accrued liabilities, primarily driven by lower inventory purchases and timing of payments, resulted in cash outflows of $0.1 million during the six months ended June 30, 2026, compared to $15.4 million in the prior-year period.

Net cash used for investing activities during the six months ended June 30, 2026 was $2.3 million, of which $1.6 million and $0.7 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the six months ended June 30, 2025 was $4.0 million, of which $2.3 million and $1.5 million was used for capital expenditures and the development of patents, respectively.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents, respectively. We estimate that we will incur between $3.0 million and $4.0 million during the remainder of 2026.

Net cash used for financing activities was $4.9 million during the six months ended June 30, 2026 compared to $7.7 million during the six months ended June 30, 2025. The primary financing activities during the six months ended June 30, 2026 and 2025 were borrowings and repayments on our Credit Lines and repurchases of shares of our common stock. Net repayments on our Credit Lines were $12.5 million during the six months ended June 30, 2026 compared to $7.0 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, we did not repurchase any of our common stock at June 30, 2026 compared to our repurchase of 101,000 shares at a cost of $0.7 million during the six months ended June 30, 2025.

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

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$20,831	$20,831	$—	$—	$—
Inventory purchases	15,115	10,035	5,080	—	—
Operating lease obligations	11,816	2,293	4,489	2,218	2,816
Property, plant, and equipment purchases	887	887	—	—	—
Software license	5,562	1,125	2,513	1,924	—
Total material cash commitments	$54,211	$35,171	$12,082	$4,142	$2,816

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended June 30, 2026, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	1,013,556
May 1, 2026 - May 31, 2026	—	—	—	1,013,556
June 1, 2026- June 30, 2026	—	—	—	1,013,556
Total	—	$—	—

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

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of Universal Electronics Inc,, as amended through May 19, 2026(incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2026 (File No. 0-21044)).

10.1#	Universal Electronics Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan, effective May 19, 2026(filed herewith)

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1**	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2**	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated:	August 6, 2026	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Wade M Jenke
Wade M. Jenke
Chief Financial Officer (principal financial officer and principal accounting officer)