Form 10-Q
period 2026-09-30
UNIVERSAL ELECTRONICS INC
filed 2026-11-05
CIK 101984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,905,265 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding on November 2, 2026.

UNIVERSAL ELECTRONICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share-related data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$41,388	$32,306
Accounts receivable, net	83,517	79,320
Contract assets	7,244	8,091
Inventories	70,092	77,793
Prepaid expenses and other current assets	6,753	6,803
Assets held for sale	142	—
Income tax receivable	942	806
Total current assets	210,078	205,119
Property, plant and equipment, net	25,278	27,600
Intangible assets, net	19,409	21,968
Operating lease right-of-use assets	9,840	10,203
Deferred income taxes	3,273	5,496
Other assets	3,904	3,611
Total assets	$271,782	$273,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,618	$48,945
Lines of credit and short term financing	19,683	24,079
Accrued compensation	15,102	17,496
Accrued sales discounts, rebates and royalties	4,568	6,132
Accrued income taxes	2,506	2,524
Other accrued liabilities	22,444	20,134
Total current liabilities	123,921	119,310
Long-term liabilities:
Operating lease obligations	5,703	6,193
Deferred income taxes	1,537	1,507
Income tax payable	74	74
Other long-term liabilities	909	729
Total liabilities	132,144	127,813
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,443,209 and 26,146,367 shares issued on September 30, 2026 and December 31, 2025, respectively	264	261
Paid-in capital	351,702	350,222
Treasury stock, at cost, 13,537,944 and 13,537,944 shares on September 30, 2026 and December 31, 2025, respectively	(375,016)	(375,016)
Accumulated other comprehensive income (loss)	(17,875)	(19,115)
Retained earnings	180,563	189,832
Total stockholders' equity	139,638	146,184
Total liabilities and stockholders' equity	$271,782	$273,997

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$89,423	$90,552	$241,696	$280,543
Cost of sales	65,869	65,430	171,637	200,142
Gross profit	23,554	25,122	70,059	80,401
Research and development expenses	4,282	6,687	14,073	20,877
Selling, general and administrative expenses	16,416	22,106	52,242	65,941
Factory restructuring charges (Note 12)	—	841	—	841
Operating income (loss)	2,856	(4,512)	3,744	(7,258)
Interest income (expense), net	(654)	(244)	(923)	(955)
Other income (expense), net	(1,147)	(1,002)	(2,748)	(2,701)
Income (loss) before provision for income taxes	1,055	(5,758)	73	(10,914)
Provision for income taxes	1,397	2,571	6,106	6,601
Net loss	$(342)	$(8,329)	$(6,033)	$(17,515)

Loss per share:
Basic	$(0.03)	$(0.62)	$(0.47)	$(1.33)
Diluted	$(0.03)	$(0.62)	$(0.47)	$(1.33)
Shares used in computing loss per share:
Basic	12,904	13,340	12,755	13,207
Diluted	12,904	13,340	12,755	13,207
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(342)	$(8,329)	$(6,033)	$(17,515)
Other comprehensive income:
Change in foreign currency translation adjustment	61	806	1,240	6,629
Comprehensive loss	$(281)	$(7,523)	$(4,793)	$(10,886)
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
The following summarizes the changes in total equity for nine months ended September 30, 2026:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	26,146	$261	(13,538)	$(375,016)	$350,222	$(19,115)	$189,832	$146,184
Net loss							(7,332)	(7,332)
Currency translation adjustment						(298)		(298)
Shares issued for employee benefit plan and compensation	23	1			—			1
Employee and director stock-based compensation					768			768
Balance at March 31, 2026	26,169	$262	(13,538)	$(375,016)	$350,990	$(19,413)	$182,500	$139,323
Net loss							1,641	1,641
Currency translation adjustment						1,477		1,477
Shares issued for employee benefit plan and compensation	144	1			(1)			—
Shares issued to directors	128	1			(2)			(1)
Employee and director stock-based compensation					521			521
Balance at June 30, 2026	26,441	$264	(13,538)	$(375,016)	$351,508	$(17,936)	$184,141	$142,961
Net loss							(342)	(342)
Dividend							(3,236)	(3,236)
Currency translation adjustment						61		61
Shares issued for employee benefit plan and compensation	2	—			—			—
Employee and director stock-based compensation					194			194
Balance at September 30, 2026	26,443	$264	(13,538)	$(375,016)	$351,702	$(17,875)	$180,563	$139,638
The accompanying notes are an integral part of these consolidated financial statements.

The following summarizes the changes in total equity for nine months ended September 30, 2025:

	Common Stock Issued		Common Stock in Treasury		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	25,713	$257	(12,666)	$(371,930)	$344,697	$(28,350)	$208,431	$153,105
Net loss							(6,274)	(6,274)
Currency translation adjustment						1,578		1,578
Shares issued for employee benefit plan and compensation	124	1			158			159
Purchase of treasury shares			(41)	(383)				(383)
Shares issued to directors	8	—			—			—
Employee and director stock-based compensation					1,784			1,784
Balance at March 31, 2025	25,845	$258	(12,707)	$(372,313)	$346,639	$(26,772)	$202,157	$149,969
Net loss							(2,912)	(2,912)
Currency translation adjustment						4,245		4,245
Shares issued for employee benefit plan and compensation	197	2			170			172
Purchase of treasury shares			(60)	(365)				(365)
Shares issued to directors	44	1			—			1
Employee and director stock-based compensation					1,649			1,649
Balance at June 30, 2025	26,086	$261	(12,767)	$(372,678)	$348,458	$(22,527)	$199,245	$152,759
Net Income							(8,329)	(8,329)
Currency translation adjustment						806		806
Shares issued for employee benefit plan and compensation	35	—			100			100
Purchase of treasury shares			(6)	(32)				(32)
Shares issued to directors	17	—			—			—
Performance-based common stock warrants					841			841
Balance at September 30, 2025	26,138	$261	(12,773)	$(372,710)	$349,399	$(21,721)	$190,916	$146,145
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,033)	$(17,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,032	11,080
Provision for credit losses	300	161
Deferred income taxes	2,414	961
Shares issued for employee benefit plan and compensation	1	431
Employee and director stock-based compensation	1,483	4,274
Impairment of long-lived assets	20	1,291
Loss on sale of property, plant, and equipment	630	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,030)	38,895
Inventories	8,239	1,403
Prepaid expenses and other assets	1,536	5,666
Accounts payable and accrued liabilities	4,235	(22,166)
Accrued income taxes	(214)	3,356
Net cash provided by operating activities	16,613	27,837
Cash flows from investing activities:
Purchase of Blue Chip Swap securities (Note 15)	—	(2,544)
Sale of Blue Chip Swap securities (Note 15)	—	2,314
Acquisitions of property, plant and equipment	(2,661)	(3,143)
Proceeds on sale of property, plant, and equipment	318	—
Acquisitions of intangible assets	(1,147)	(2,331)
Net cash used for investing activities	(3,490)	(5,704)
Cash flows from financing activities:
Borrowings under lines of credit	57,360	70,660
Repayments on lines of credit	(62,927)	(89,714)
Proceeds from short term financing	7,621	—
Repayment on short term financing	(8,755)	—
Treasury stock purchased	—	(780)
Net cash used for financing activities	(6,701)	(19,834)
Effect of foreign currency exchange rates on cash and cash equivalents	2,660	2,424
Net increase in cash and cash equivalents	9,082	4,723
Cash and cash equivalents at beginning of period	32,306	26,783
Cash and cash equivalents at end of period	$41,388	$31,506

Supplemental cash flow information:
Income taxes paid	$2,975	$2,673
Interest paid	$790	$1,708
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Our results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the "Financial Statements and Supplementary Data" included in Items 1A, 7, 7A, and 8, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
SEPTEMBER 30, 2026
(Unaudited)
Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". This guidance allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, with early adoption permitted. The Company adopted this standard on a prospective basis for the year beginning January 1, 2026 and elected the practical expedient allowed by ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 2 — Cash and Cash Equivalents

Cash and cash equivalents were held in the following geographic regions:

(In thousands)	September 30, 2026	December 31, 2025
Europe	$13,383	$9,980
People's Republic of China ("PRC")	6,719	8,980
South America	4,603	7,211
Asia (excluding PRC)	4,504	4,579
North America	12,179	1,556
Total cash and cash equivalents	$41,388	$32,306

Note 3 — Revenue and Accounts Receivable, Net

Revenue Details

The pattern of revenue recognition was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Goods and services transferred at a point in time	$76,808	$75,652	$201,850	$224,699
Goods and services transferred over time	12,615	14,900	39,846	55,844
Net sales	$89,423	$90,552	$241,696	$280,543

Our net sales to external customers by channel were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Connected home (1)	$33,847	$29,793	$87,265	$95,621
Home entertainment (2)	55,576	60,759	154,431	184,922
Net sales	$89,423	$90,552	$241,696	$280,543
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

Our net sales to external customers by geographic areas were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
United States	$26,712	$24,926	$67,254	$84,458
Asia (excluding PRC)	18,144	21,843	51,368	62,780
Europe	26,233	23,351	70,651	70,159
Latin America	4,167	6,737	12,849	20,095
PRC	9,752	8,287	28,533	25,460
Other	4,415	5,408	11,041	17,591
Total net sales	$89,423	$90,552	$241,696	$280,543
Specific identification of the customer billing location was the basis used for attributing revenues from external customers to geographic areas.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Accounts Receivable, Net

Accounts receivable, net were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Trade receivables, gross	$71,627	$71,410
Allowance for credit losses	(995)	(723)
Allowance for sales returns	(240)	(283)
Trade receivables, net	70,392	70,404
Other (1)	13,125	8,916
Accounts receivable, net (2)	$83,517	$79,320
(1)Other accounts receivable is primarily comprised of supplier, supplier rebate and interest receivables.
(2)Accounts receivable, net at December 31, 2024, was $114.2 million.

Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

(In thousands)	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$723	$1,863
Additions (reductions) to costs and expenses	300	161
Cash receipts	—	(665)
Write-offs/Foreign exchange effects	(28)	(146)
Balance at end of period	$995	$1,213

Contract Assets

Contract assets were $7.2 million and $8.1 million at September 30, 2026 and December 31, 2025, respectively. The change in balances between periods is due to the fluctuation of custom product inventory balances for which we have an enforceable right to payment for performance completed to date.

Contract Liabilities

We have current and non-current contract liability balances primarily consisting of cash received in advance of providing our cloud-based software services. Contract liabilities are included within other accrued liabilities and other long-term liabilities in our consolidated balance sheets.

Changes in the carrying amount of contract liabilities were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,096	$4,068	$2,879	$3,237
Payments received	862	502	3,391	3,351
Revenue recognized	(1,010)	(1,038)	(3,327)	(3,065)
Foreign exchange effects	2	1	7	10
Balance at end of period	$2,950	$3,533	$2,950	$3,533

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Significant Customers

Net sales to the following customers totaled more than 10% of our net sales:

	Three Months Ended September 30,
	2026		2025
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$20,004	22.4%	$18,576	20.5%
Comcast Communications	$9,927	11.1%	$13,489	14.9%

	Nine Months Ended September 30,
	2026		2025
	$ (thousands)	% of Net Sales	$ (thousands)	% of Net Sales
Daikin Industries Ltd.	$50,175	20.8%	$53,171	19.0%
Comcast Communications	$27,272	11.3%	$35,780	12.8%

Trade receivables associated with significant customers that totaled more than 10% of our accounts receivable, net was as follows:

	September 30, 2026		December 31, 2025
	$ (thousands)	% of Accounts Receivable, Net	$ (thousands)	% of Accounts Receivable, Net
Daikin Industries Ltd.	(1)	(1)	$9,766	12.3%
(1) Trade receivables associated with this customer did not total more than 10% of our accounts receivable, net for the indicated period.

Note 4 — Inventories

Inventories were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$19,099	$18,678
Components	10,861	9,923
Work in process	4,480	1,241
Finished goods	35,652	47,951
Inventories	$70,092	$77,793

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Significant Supplier

Purchases from the following supplier totaled more than 10% of our total inventory purchases for the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026		2025
	$ (thousands)	% of Total Inventory Purchases	$ (thousands)	% of Total Inventory Purchases
Qorvo International Pte Ltd.	(1)	(1)	$4,650	10.5%

(1) Purchases associated with this supplier did not total more than 10% of our inventory purchases for the indicated period.

There were no purchases from suppliers that totaled more than 10% of our total inventory purchases for the nine months ended September 30, 2026, and 2025, respectively.

There were no trade payable balances to suppliers that totaled more than 10% of our total accounts payable at September 30, 2026, and December 31, 2025, respectively.

Note 5 — Long-lived Tangible Assets

Long-lived tangible assets by geographic areas, which include property, plant, and equipment, net ("PP&E") and operating lease right-of-use assets, were as follows:

(In thousands)	September 30, 2026	December 31, 2025
People’s Republic of China	$18,651	$19,935
Vietnam	7,448	7,630
United States	5,547	5,637
All other countries	2,971	3,903
Mexico	501	698
Total long-lived tangible assets	$35,118	$37,803

PP&E are shown net of accumulated depreciation of $172.2 million and $163.7 million at September 30, 2026 and December 31, 2025, respectively.

Depreciation expense was $1.6 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively.
Depreciation expense was $5.4 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 6 — Intangible Assets, Net

Intangible Assets, Net

The components of intangible assets, net were as follows:

	September 30, 2026			December 31, 2025
(In thousands)	Gross (1)	Accumulated Amortization (1)	Net	Gross (1)	Accumulated Amortization (1)	Net
Capitalized software development costs	$786	$(300)	$486	$1,675	$(677)	$998
Customer relationships	6,340	(5,792)	548	6,340	(5,250)	1,090
Developed and core technology	740	(564)	176	740	(493)	247
Distribution rights	219	(219)	—	—	—	—
Patents	35,071	(16,884)	18,187	35,171	(15,557)	19,614
Trademarks and trade names	52	(40)	12	50	(31)	19
Total intangible assets, net	$43,208	$(23,799)	$19,409	$43,976	$(22,008)	$21,968
(1)This table excludes the gross value of fully amortized intangible assets totaling $53.5 million and $52.5 million at September 30, 2026 and December 31, 2025, respectively.

Amortization expense is recorded in selling, general and administrative expenses, except amortization expense related to capitalized software development costs, which is recorded in cost of sales. Amortization expense by statement of operations caption was as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$98	$143	$512	$485
Selling, general and administrative expenses	1,086	1,105	3,317	3,302
Total amortization expense	$1,184	$1,248	$3,829	$3,787

Estimated future annual amortization expense related to our intangible assets at September 30, 2026, was as follows:

(In thousands)
2026 (remaining 3 months)	$1,178
2027	4,131
2028	3,332
2029	2,978
2030	2,486
Thereafter	5,304
Total	$19,409

Note 7 — Leases

We have entered into various operating lease agreements for automobiles, offices and manufacturing facilities throughout the world. At September 30, 2026, our operating leases had remaining lease terms of up to 34 years, including any reasonably probable extensions.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Lease balances within our consolidated balance sheets were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$9,840	$10,203
Liabilities:
Other accrued liabilities	$2,651	$3,213
Long-term operating lease obligations	5,703	6,193
Total lease liabilities	$8,354	$9,406

Operating lease expense, operating lease cash flows and supplemental cash flow information were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$182	$404	$538	$1,073
Selling, general and administrative expenses	919	2,451	2,695	4,721
Total operating lease expense	$1,101	$2,855	$3,233	$5,794

Operating lease expenses from variable and short-term lease costs	$190	$390	$488	$1,112
Operating cash outflows from operating leases	$1,519	$1,935	$3,485	$4,800
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$950	$1,342	$4,835

The weighted average remaining lease liability term and the weighted average discount rate were as follows:

	September 30, 2026	December 31, 2025
Weighted average lease liability term (in years)	5.0	4.3
Weighted average discount rate	6.81%	5.80%

The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized in our consolidated balance sheets at September 30, 2026. The reconciliation excludes short-term leases that are not recorded in our consolidated balance sheets.

(In thousands)	September 30, 2026
2026 (remaining 3 months)	$633
2027	3,030
2028	1,357
2029	1,143
2030	1,067
Thereafter	2,833
Total lease payments	10,063
Less: imputed interest	(1,709)
Total lease liabilities	$8,354

At September 30, 2026, we did not have any operating leases that had not yet commenced.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 8 — Lines of Credit

U.S. Line of Credit

Our Third Amended and Restated Credit Agreement, as amended ("Third Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("U.S. Credit Line") through September 30, 2027. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability of up to $60.0 million, subject to meeting certain financial conditions. Availability is based on "Borrowing Base", which is defined as 75% of accounts receivable aged less than 120 days following their invoice date, less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At September 30, 2026, the U.S. Credit Line total availability was $47.9 million. At November 4, 2026, the U.S. Credit Line total availability was $45.2 million.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there was $1.9 million at September 30, 2026 and $0.5 million at December 31, 2025. On October 9, 2026, we entered into an additional letter of credit for $0.7 million.

All obligations under the U.S. Credit Line are secured by substantially all of our U.S. personal property and tangible and intangible assets, as well as a guaranty of the U.S. Credit Line by our wholly-owned subsidiary, Universal Electronics BV.

Under the Third Amended Credit Agreement, we pay interest on the U.S. Credit Line based on the Secured Overnight Financing Rate ("SOFR") plus a 3.00% margin. The Third Amended Credit Agreement also contains a facility fee of 0.25%. The interest rates in effect at September 30, 2026 and December 31, 2025 were 6.75% and 6.65%, respectively.

The Third Amended Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based upon a minimum fixed charge coverage ratio and a maximum cash flow leverage ratio. We were in compliance with the covenants and conditions of the Third Amended Credit Agreement at September 30, 2026.

At September 30, 2026 and December 31, 2025, we had $0.0 million and $5.5 million outstanding under the U.S. Credit Line, respectively. At September 30, 2026, our remaining availability under our U.S. Credit Line was $46.0 million. Our total interest expense on borrowings under the U.S. Credit Line was $0.0 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively. Our total interest expense on borrowings under the U.S. Credit Line was $0.4 million and $1.4 million during the nine months ended September 30, 2026 and 2025, respectively. Our total facility fee expense under the U.S. Credit Line was $38 thousand and $48 thousand during the three months ended September 30, 2026 and 2025, respectively. Our total facility fee expense under the U.S. Credit Line was $0.1 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.

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

The China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $19.4 million), subject to meeting certain financial conditions.

Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2026 and December 31, 2025.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

All obligations under the China Credit Line are secured by GTY's buildings and land use rights.

Under the Line of Credit Agreement, we pay interest on the China Credit Line based on the one-year rate from the National Interbank Funding Center less a 0.1% margin. There are no associated commitment fees on the China Credit Line. The interest rates in effect at September 30, 2026 and December 31, 2025 were 2.86% and 2.92%, respectively.

The Line of Credit Agreement includes financial covenants and contains other customary affirmative and negative covenants and events of default. Our covenants are based on a debt to asset ratio and a dividends paid to net income ratio. We were in compliance with the covenants and conditions of the Line of Credit Agreement at and during the three months ended September 30, 2026.

At September 30, 2026 and December 31, 2025, we had RMB 130.0 million (approximately $19.4 million) and RMB 130.0 million (approximately $18.6 million), respectively, outstanding under the China Credit Line. At September 30, 2026, we had RMB 0.0 million (approximately 0.0 million) of availability under our China Credit Line. Our total interest expense on borrowings under the China Credit Line was RMB 0.9 million (approximately $0.1 million) and RMB 0.8 million (approximately $0.1 million) during the three months ended September 30, 2026 and 2025, respectively. Our total interest expense on borrowings under the China Credit Line was RMB 2.7 million (approximately $0.4 million) and RMB 2.1 million (approximately $0.3 million) during the nine months ended September 30, 2026 and 2025, respectively.

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

The Company has received a total of $9.0 million, including interest, from CBP as of September 30, 2026.

The monetization of the Company`s tariff refund claims were accounted for in accordance with FASB ASC 470 – Debt and presented as a short-term financing on the consolidated balance sheet. As of September 30, 2026, the unamortized financing costs amounted to $46 thousand. The costs are being amortized through the expected settlement date of the claim and recorded in Interest income (expense) on the consolidated statements of operations. Refer to “Note 1. Basis of Preparation" for related accounting policy update on tariff refund claims.

In connection with the expected recovery of IEEPA tariffs, the Company evaluated its contractual and customary business practices with customers and concluded that a portion of the expected recovery is likely to be refunded to certain customers. These anticipated customer refunds represent consideration payable to customers under ASC 606, Revenue from Contracts with Customers, and therefore reduce the transaction price associated with the related customer contracts. Accordingly, the Company recorded an estimated liability of approximately $3.9 million as of June 30, 2026 for expected tariff refunds payable to customers, with a corresponding reduction of net sales in the period. As of September 30, 2026, the balance of this estimated liability is $3.1 million.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 9 — Income Taxes

We recorded income tax expense of $1.4 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. We recorded income tax expense of $6.1 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively. The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended September 30, 2026 primarily related to the mix of pre-tax income and loss among jurisdictions and permanent tax items including a tax on net controlled foreign corporation tested income. The Company's income tax provision can be affected by other factors, including changes in tax laws and regulations in the jurisdictions in which we operate, changes in the valuation allowances on deferred tax assets, and other discrete items.

At December 31, 2025, we assessed the realizability of the Company's deferred tax assets by considering whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future income in making this assessment. At December 31, 2025, we had a three-year world wide cumulative pre-tax loss and have accordingly provided a full valuation allowance on our U.S. federal and state deferred tax assets and on certain foreign deferred tax assets. During the three months ended September 30, 2026, we recorded an additional valuation allowance of approximately $0.1 million against deferred tax assets of our Brazil subsidiary. There were no other significant changes to our valuation allowance position.

Uncertain Tax Positions

At September 30, 2026, we had gross unrecognized tax benefits of approximately $3.8 million including interest and penalties, which, if not for the valuation allowance recorded against the state Research and Experimentation income tax credit, would affect the annual effective tax rate if the tax benefits are realized. We have classified uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year.

Interest and penalties

We have elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties are immaterial at September 30, 2026 and December 31, 2025 and are included in the unrecognized tax benefits.

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

Note 10 — Accrued Compensation

The components of accrued compensation were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Accrued bonus	$1,529	$1,863
Accrued commission	439	577
Accrued salary/wages (1)	3,104	4,606
Accrued social insurance (2)	7,378	7,065
Accrued vacation/holiday	1,216	1,175
Other accrued compensation	1,436	2,210
Total accrued compensation	$15,102	$17,496

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
(1)As of December 31, 2025, this includes $0.8 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force. As of September 30, 2026, this includes $0.1 million of accrued severance expenses related to our 2025 restructuring plan and global reduction in force.
(2)PRC employers are required by law to remit the applicable social insurance payments to their local government. Social insurance is comprised of various components such as pension, medical insurance, job injury insurance, unemployment insurance, and a housing assistance fund, and is administered in a manner similar to social security in the United States. This amount represents our estimate of the amounts due to the PRC government for social insurance on September 30, 2026, and December 31, 2025.

Note 11 — Other Accrued Liabilities

The components of other accrued liabilities were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Contract liabilities	$2,049	$2,158
Duties	5,507	2,966
Expense associated with fulfilled performance obligations	307	817
Freight and handling fees	1,349	2,754
Interest	15	16
Operating lease obligations	2,651	3,213
Product warranty claims costs	35	11
Professional fees	1,036	1,173
Sales and value added taxes	3,809	3,946
Other (1)	5,686	3,080
Total other accrued liabilities	$22,444	$20,134
(1)Includes $0.1 million and $0.2 million at September 30, 2026 and December 31, 2025, respectively, associated with the purchase of property, plant and equipment.

Note 12 — Commitments and Contingencies

Purchase Commitments

We have entered into various inventory and property, plant and equipment related purchase agreements with suppliers. Certain of these agreements have provisions for a binding forecast (inventory) or non-cancellable purchase orders (inventory and PP&E).

Our non-cancellable purchase commitments were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Inventory purchase commitments	$11,634	$4,300
PP&E purchase commitments	644	700
Total purchase commitments	$12,278	$5,000

These amounts are expected to be paid within the next twelve months.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Product Warranties

Changes in the liability for product warranty claims costs were as follows:

(In thousands)	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$11	$35
Additions (reductions) to costs and expenses	24	11
Settlements (in cash or in kind)	—	(30)
Foreign currency translation gain (loss)	—	—
Balance at end of period	$35	$16

Restructuring Activities

In 2025, we ceased production activities and completed the wind-down of our manufacturing facility in Mexico. We recognized cumulative restructuring charges of $4.2 million in connection with the wind-down of the facility and do not expect to incur additional material restructuring charges related to the shutdown.

Restructuring liabilities are included in accrued compensation, accounts payable and other accrued liabilities on our consolidated balance sheets. Ending balances for these restructuring liabilities were $0.2 million at September 30, 2026 and $0.4 million at December 31, 2025, respectively.

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

While this ITC matter has been finally resolved and Roku has no more ability to appeal, we agreed to continue the stay of the CDCA cases pending the outcome of one final PTAB action involving one of our patents. UEI and Roku participated in a hearing in July 2025 regarding the consolidation of the 2018 and 2020 cases, the stay of the cases, and amending the claims that UEI would be allowed to move forward with a consolidated case by the court if unstayed. On July 29, 2025, the Judge issued an order lifting the stay, consolidating the cases and allowing UEI to move forward on 25 claims in the case. On September 4, 2025, the Court set various dates and deadlines for the case, including a trial date beginning in March 2027, which date has now been rescheduled to a date beginning in May 2027 pursuant to mutual agreement of UEI and Roku. On December 15, 2025, UEI filed a second amended complaint in the consolidated case.

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

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
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

Amazon Litigation

On August 6, 2026, UEI filed a complaint in the CDCA against Amazon.com, Inc., Amazon Web Services Inc. and Amazon.com Services, LLC (collectively, “Amazon”) alleging infringement of five UEI patents. On October 9, 2026, Amazon filed a motion to dismiss three of the asserted patents.

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

Other Litigation Matters

There are no other material pending legal proceedings to which we or any of our subsidiaries are a party or of which our respective property is the subject. However, as is typical in our industry and to the nature and kind of business in which we are engaged, from time to time, various claims, charges and litigation are asserted or commenced by third parties against us or by us against third parties arising from or related to product liability, infringement of patent or other intellectual property rights, breach of warranty, contractual relations, or employee relations. The amounts claimed may be substantial, but may not bear any reasonable relationship to the merits of the claims or the extent of any real risk of court awards assessed against us or in our favor. However, no assurances can be made as to the outcome of any of these matters, nor can we estimate the range of potential losses to us. In our opinion, final judgments, if any, which might be rendered against us in potential or pending litigation would not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Moreover, we believe that our products do not infringe any third parties' patents or other intellectual property rights.

We maintain directors' and officers' liability insurance which insures our individual directors and officers against certain claims, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 13 — Treasury Stock

From time to time, our Board of Directors authorizes management to repurchase shares of our issued and outstanding common stock. On October 26, 2023, our Board of Directors approved a share repurchase program with an effective date of November 7, 2023 (as subsequently amended, the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, we are authorized to repurchase up to 1,000,000 shares of our common stock and to date, we have repurchased 986,444 shares of our common stock. On March 11, 2026, the Board of Directors authorized an amendment to the Share Repurchase Program to authorize the repurchase, from time to time, of up to an additional 1,000,000 shares of the Company's outstanding common stock, or a total of 1,013,556 shares (including the 13,556 shares remaining available under the prior Board authorization for repurchase under the Share Repurchase Program). This authorization will remain in effect until such time as the Board of Directors terminates the authorization or the Share Repurchase Program is executed in full. We may utilize various methods to effect the repurchases, including in privately negotiated and/or open-market transactions, and pursuant to plans complying with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Neither this authorization nor the Share Repurchase Program obligates us to repurchase any shares of our common stock, and any repurchase of shares will be subject to market and other conditions and may be discontinued at any time. We also repurchase shares of our issued and outstanding common stock to satisfy income tax withholding obligations relating to the stock-based compensation of our employees and directors and/or the cost of stock option exercises. There have been no shares repurchased for the three and nine months ended September 30, 2026.

Repurchased shares of our common stock were as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Open market shares repurchased	—	—
Stock-based compensation related shares repurchased	—	107
Total shares repurchased	—	107

Cost of open market shares repurchased	$—	$—
Cost of stock-based compensation related shares repurchased	—	780
Total cost of shares repurchased	$—	$780

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

Note 14 — Stock-Based Compensation

Stock-based compensation expense for each employee and director is presented in the same statement of operations caption as their cash compensation. Stock-based compensation expense by statement of operations caption and the related income tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of sales	$12	$13	$37	$41
Research and development expenses	81	147	317	429
Selling, general and administrative expenses:
Employees	(24)	456	518	2,949
Outside directors	125	225	611	855
Total employee and director stock-based compensation expense	$194	$841	$1,483	$4,274
Income tax benefit	$28	$170	$290	$602

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Restricted Stock

Non-vested restricted stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2025	494	$8.25
Granted	390	4.35
Vested	(297)	8.35
Forfeited	(99)	6.78
Non-vested at September 30, 2026	488	$5.41

As of September 30, 2026, we expect to recognize $1.7 million of total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards over a weighted-average life of 1.9 years.

Performance Stock

Non-vested performance stock award activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2025	744	$2.16
Granted	440	3.22
Vested	—	—
Forfeited	(548)	2.88
Non-vested at September 30, 2026	636	$2.96

The assumptions we utilized in the Monte Carlo simulation model and the resulting weighted average fair value of performance stock grants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average fair value of grants	$3.47	$—	$3.22	$2.24
Risk-free interest rate	4.39%	—%	4.31%	3.84%
Expected volatility	54.00%	—%	54.00%	58.00%
Expected life in years	2.21	0.00	2.55	2.63

As of September 30, 2026, we expect to recognize $1.4 million of total unrecognized pre-tax stock-based compensation expense related to non-vested performance stock awards over a weighted-average period of 3.1 years.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Stock Options

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	856	$24.29
Granted	40	4.42
Exercised	—	—		$—
Forfeited/canceled/expired	(350)	$18.82
Outstanding at September 30, 2026 (1)	546	$26.34	4.62	$302
Vested and expected to vest at September 30, 2026 (1)	546	$26.34	4.62	$—
Exercisable at September 30, 2026 (1)	376	$36.67	2.49	$—
(1)The aggregate intrinsic value represents the total pre-tax value (the difference between our closing stock price on the last trading day of the first quarter of 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2026. This amount will change based on the fair market value of our stock.

The assumptions we utilized in the Black-Scholes pricing model and the resulting weighted average fair value of stock option grants were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average fair value of grants	$2.56	$—	$2.47	$—
Risk-free interest rate	4.56%	—%	4.48%	—%
Expected volatility	54.11%	—%	54.14%	—%
Expected life in years	6.02	0.00	5.95	0.00

As of September 30, 2026, we expect to recognize $0.2 million of total unrecognized pre-tax stock-based compensation expense related to non-vested stock options over a remaining weighted-average life of 2.7 years.

Note 15 — Other Income (Expense), Net

The Central Bank of Argentina maintains certain currency controls that limit the amount of U.S. Dollars that may be remitted from Argentine entities, including certain of our customers. As a result of these controls, an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") emerged in Argentina, which allows entities to remit U.S. Dollars from Argentina through the purchase and sale of BCS securities. During the nine months ended September 30, 2025, in order to collect an open accounts receivable balance with an Argentine customer, we purchased $2.5 million and sold BCS securities of $2.3 million and incurred a loss on the transactions of $0.2 million which is recorded in other income (expense) on our consolidated statements of operations. There has been no activity for the three and nine months ended September 30, 2026.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net gain (loss) on foreign currency exchange contracts (1)	$15	$(181)	$248	$(799)
Net loss on foreign currency exchange transactions	(570)	(927)	(2,634)	(1,851)
Other income (expense) (2)	(592)	106	(362)	(51)
Other income (expense), net	$(1,147)	$(1,002)	$(2,748)	$(2,701)
(1)This represents the gains (losses) incurred on foreign currency hedging derivatives (see Note 17 for further details).
(2)Included in this amount is $0.2 million of loss related to BCS security transactions during the nine months ended September 30, 2025. Included in this amount is $0.6 million of loss on assets held for sale for the three and nine months ended September 30, 2026.

Note 16 — Earnings (Loss) Per Share

Earnings (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2026	2025	2026	2025
BASIC
Net loss	$(342)	$(8,329)	$(6,033)	$(17,515)
Weighted-average common shares outstanding	12,904	13,340	12,755	13,207
Basic loss per share	$(0.03)	$(0.62)	$(0.47)	$(1.33)

DILUTED
Net loss	$(342)	$(8,329)	$(6,033)	$(17,515)
Weighted-average common shares outstanding for basic	12,904	13,340	12,755	13,207
Dilutive effect of restricted stock, performance stock awards and stock options	—	—	—	—
Weighted-average common shares outstanding on a diluted basis	12,904	13,340	12,755	13,207
Diluted loss per share	$(0.03)	$(0.62)	$(0.47)	$(1.33)

The following number of stock options, shares of restricted stock and shares of performance stock were excluded from the computation of diluted loss per common share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Stock options	660	690	730	703
Restricted stock awards	349	564	409	533
Performance stock awards	645	284	697	257

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 17 — Derivatives

The following table sets forth the total net fair value of derivatives:

	September 30, 2026				December 31, 2025
	Fair Value Measurement Using			Total Balance	Fair Value Measurement Using			Total Balance
(In thousands)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Foreign currency exchange contracts	$—	$(62)	$—	$(62)	$—	$136	$—	$136

We held foreign currency exchange contracts, which resulted in a net pre-tax gain of $15.0 thousand and net pre-tax loss $0.2 million for the three months ended September 30, 2026, and 2025, respectively.

Details of foreign currency exchange contracts held were as follows:

Date Held	Currency	Position Held	Notional Value (in millions)	Forward Rate	Unrealized Gain/(Loss) Recorded at September 30, 2026 (in thousands)(1)	Settlement Date
September 30, 2026	USD/CNY	CNY	$50.0	6.6924	$(49)	October 29, 2026
September 30, 2026	USD/EUR	USD	$2.0	1.1412	$(13)	October 29, 2026
December 31, 2025	USD/CNY	CNY	$40.0	6.9884	$132	January 29, 2026
December 31, 2025	USD/EUR	USD	$1.0	1.8110	$4	January 29, 2026
(1)Unrealized gains on foreign currency exchange contracts are recorded in other current assets. Unrealized losses on foreign currency exchange contracts are recorded in other accrued liabilities.

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

Our reported segment revenue, segment profit or loss, and significant segment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue	$89,423	$90,552	$241,696	$280,543
Less:
Adjusted cost of sales (1)	65,857	64,230	171,600	198,914
Adjusted research and development expenses (2)	4,201	6,540	13,756	20,448
Adjusted operating expenses (3)	15,681	18,212	48,518	58,223
Other segment items (4)	4,026	9,899	13,855	20,473
Net income (loss)	$(342)	$(8,329)	$(6,033)	$(17,515)
(1)Cost of sales from the consolidated statements of operations, adjusted to exclude stock-based compensation and impairment expenses.
(2)R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation expense.
(3)Operating expenses less R&D expenses from the consolidated statements of operations, adjusted to exclude stock-based compensation, amortization of acquired intangible assets, factory restructuring charges, severance, lease abandonment costs and costs associated with our litigation settlement costs.

UNIVERSAL ELECTRONICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
(4)Other segment items include the adjustments described in the notes above; as well as interest income (expense), net; other income (expense), net; and provision for income taxes.

The measure of segment assets is reported on our consolidated balance sheets as consolidated total assets. Long-lived assets by geographic areas are disclosed in Note 5. The measure of revenues from external customers is reported on the consolidated statements of operations as net sales. Revenues by sales channel, geographic region and information about major customers are disclosed in Note 3. Depreciation expense is disclosed in Note 5. Amortization expense is disclosed in Note 6. Interest expense is disclosed in Note 8 and income taxes are disclosed in Note 9.

Note 19 — Long-Lived Assets Classified as Held For Sale

During the three months ended June 30, 2026, the Company re-acquired $1.2 million of certain manufacturing equipment within Mexico previously sold in December 2025 following an amendment to the original sales agreement under which legal title was returned to the Company and all payment obligations were waived. At September 30, 2026, the remaining balance of this manufacturing equipment held for sale was $0.1 million.

Note 20 — Dividend

Special Cash Dividend

On August 5, 2026, the Board of Directors authorized and approved a special, one-time cash dividend payable in an amount equal to $0.24 per share to all holders of shares of the Company’s common stock. The special dividend of $3.1 million was paid on October 15, 2026 to the Company’s stockholders of record on August 24, 2026. At September 30, 2026, $3.2 million was accrued at Other Accrued Liabilities, including a $0.1 million accrual in connection with outstanding time-based and performance-based restricted stock unit awards.

Note 21 — Subsequent Event

Brazil Operations Closure

In October 2026, the Company’s Board of Directors approved a plan to close the Company’s manufacturing operations in Brazil as part of the Company’s ongoing efforts to optimize its global manufacturing footprint and cost structure. The Company expects the wind-down of the Brazil operations to be substantially completed during the first quarter of 2027.

The Company currently estimates that it will incur approximately $4.2 million to $5.0 million in costs associated with the closure, primarily consisting of potential asset impairment, employee severance and other facility closure costs. These costs are expected to be recognized in future periods as the applicable recognition criteria are met. The ultimate amount and timing of the charges may differ from the Company’s current estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Cautionary Statement

All statements in this report are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC. Forward-looking statements include: supply chain issues; customer demand for our products and solutions; expectations with respect to the markets in which we operate, including for specific geographic markets; other future demand and recovery trends and expectations; the delay by or failure of our customers to order products from us; expectations related to the shut down of our Mexico manufacturing facility and our operations in Brazil, including related costs and timing; expected benefits of our restructuring and cost-reduction activities; continued availability of cash through borrowing under our revolving lines of credit; risks related to interest rates and foreign currency exchange rates; expectations with respect to tariff recovery, including related refunds to customers; the effects of doing business internationally, including expanded use of tariffs, pertaining to the importation of our products, particularly in light of the recent U.S. presidential administrative actions and the responsive retaliatory actions of foreign governments; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations with respect to the impact of changes in tax laws; and other statements that are preceded by, followed by, or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "foresees," or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

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

To recap our results for the three months ended September 30, 2026:

•Net sales decreased 1.2% to $89.4 million for the three months ended September 30, 2026 from $90.6 million for the three months ended September 30, 2025.
•Our gross margin percentage decreased to 26.3% for the three months ended September 30, 2026 from 27.7% for the three months ended September 30, 2025.
•Operating expenses, as a percentage of net sales, decreased to 23.1% for the three months ended September 30, 2026 from 32.7% for the three months ended September 30, 2025.
•Our operating income was $2.9 million for the three months ended September 30, 2026 compared to operating loss of $4.5 million for the three months ended September 30, 2025. Our operating income percentage was 3.2% for the three months ended September 30, 2026 compared to our operating loss percentage of (5.0)% for the three months ended September 30, 2025.
•Income tax expense was $1.4 million for the three months ended September 30, 2026 compared to $2.6 million for the three months ended September 30, 2025.

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

Brazil Operations Closure

In October 2026, the Company’s Board of Directors approved a plan to close the Company’s manufacturing operations in Brazil as part of the Company’s ongoing efforts to optimize its global manufacturing footprint and cost structure. The Company expects the wind-down of the Brazil operations to be substantially completed during the first quarter of 2027.

The Company currently estimates that it will incur approximately $4.2 million to $5.0 million in costs associated with the closure, primarily consisting of employee severance and other facility closure costs. These costs are expected to be recognized in future periods as the applicable recognition criteria are met. The ultimate amount and timing of the charges may differ from the Company’s current estimates.

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

An accounting estimate is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended September 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2025 Form 10-K.

Recent Accounting Pronouncements

See Note 1 contained in the "Notes to Consolidated Financial Statements" for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth our reported results of operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.7	72.3	71.0	71.3
Gross profit	26.3	27.7	29.0	28.7
Research and development expenses	4.8	7.4	5.8	7.4
Selling, general and administrative expenses	18.4	24.4	21.6	23.5
Factory restructuring charges	—	0.9	—	0.3
Operating income (loss)	3.2	(5.0)	1.5	(2.6)
Interest income (expense), net	(0.7)	(0.3)	(0.4)	(0.3)
Other income (expense), net	(1.3)	(1.1)	(1.1)	(1.0)
Income (loss) before provision for income taxes	1.2	(6.4)	—	(3.9)
Provision for income taxes	1.6	2.8	2.5	2.4
Net loss	(0.4)%	(9.2)%	(2.5)%	(6.3)%

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
Net sales. Net sales for the three months ended September 30, 2026 were $89.4 million compared to $90.6 million for the three months ended September 30, 2025. Net sales by channel were as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Connected home	$33,847	$29,793
Home entertainment	55,576	60,759
Total net sales	$89,423	$90,552

Net sales in connected home were $33.8 million for the three months ended September 30, 2026 compared to $29.8 million for the three months ended September 30, 2025. This increase is driven primarily by stronger sales in the HVAC market and increased sales of recently launched thermostat products.

Net sales in home entertainment were $55.6 million for the three months ended September 30, 2026 compared to $60.8 million for the three months ended September 30, 2025. The decrease was driven primarily by lower demand for subscription broadcasting products, particularly basic remote controls with lower price points and limited or no advanced features. The decline was partially offset by improved performance in our retail sales compared with the prior-year period.

Gross profit. Gross profit for the three months ended September 30, 2026 was $23.6 million compared to $25.1 million for the three months ended September 30, 2025. Gross profit as a percentage of sales decreased to 26.3% for the three months ended September 30, 2026 from 27.7% for the three months ended September 30, 2025. The 140-basis-point decrease in gross margin was primarily driven by higher component costs due to market conditions and the unfavorable impact of a weaker U.S. dollar relative to the Chinese renminbi, which reduced gross margin by approximately 420 basis points and 170 basis points, respectively. These unfavorable impacts were partially offset by a favorable sales mix impact of approximately 140 basis points, approximately 170 basis points of lower labor and manufacturing costs resulting from productivity improvements and the closure of our Mexico manufacturing facility, and approximately 140 basis points from lower tariff rates.

Research and development ("R&D") expenses. R&D expenses decreased to $4.3 million for the three months ended September 30, 2026 from $6.7 million for the three months ended September 30, 2025 attributable to reductions in payroll and related personnel expenses following headcount optimization actions.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $16.4 million for the three months ended September 30, 2026 from $22.1 million for the three months ended September 30, 2025. The prior-year period included a one-time charge of $1.3 million related to the abandonment of an office lease. Excluding this item, the decrease primarily reflected ongoing cost-reduction initiatives, including organizational rightsizing, which resulted in lower people-related expenses. People-related expenses decreased by $2.2 million, and severance costs associated with headcount reductions decreased by $1.5 million. Discretionary spending, including travel and professional fees, is also under continued cost-control measures, resulting in $0.7 million net savings.

Interest income (expense), net. Interest expense, net increased to $0.7 million for the three months ended September 30, 2026 from $0.2 million for the three months ended September 30, 2025. The increase was primarily attributable to $0.7 million of interest expense associated with the accounting for the sale of tariff claims. Interest expense associated with our line of credit was largely offset by interest income earned on higher cash balances resulting from our stronger cash flow position.

Other income (expense), net. Other expense, net was $1.1 million for the three months ended September 30, 2026 compared to other expense of $1.0 million for the three months ended September 30, 2025. Other expense, net for the 2026 period included a $0.6 million loss on the disposal of fixed assets and foreign currency losses incurred during the period.

Provision for income taxes. Income tax expense was $1.4 million for the three months ended September 30, 2026, relative to a pre-tax income of $1.1 million, compared to income tax expense of $2.6 million for the three months ended September 30, 2025, relative to a pre-tax loss of $5.8 million. Consistent with 2025, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2026, resulting in an elevated effective tax rate.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(In thousands)	2026	2025
Connected home	$87,265	$95,621
Home entertainment	154,431	184,922
Total net sales	$241,696	$280,543

Net sales. Net sales for the nine months ended September 30, 2026 were $241.7 million compared to $280.5 million for the nine months ended September 30, 2025. Net sales by channel were as follows:

Net sales in connected home were $87.3 million for the nine months ended September 30, 2026 compared to $95.6 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower demand from our larger connected home customers.

Net sales in home entertainment were $154.4 million for the nine months ended September 30, 2026 compared to $184.9 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower demand for subscription broadcasting products, particularly basic remote controls with lower price points and limited or no advanced features. Sales in our retail business remained essentially flat compared with the prior-year period.

Gross profit. Gross profit for the nine months ended September 30, 2026 was $70.1 million compared to $80.4 million for the nine months ended September 30, 2025. Gross profit as a percentage of sales increased to 29.0% for the nine months ended September 30, 2026 from 28.7% for the nine months ended September 30, 2025. The improvement in gross margin was primarily driven by the sale of tariff claims and the associated mix impact, together with lower tariff rates, which collectively contributed approximately 260 basis points, and improved management of inbound freight costs, which contributed approximately 60 basis points. These favorable impacts were partially offset by higher component costs resulting from market conditions, and the impact of a weaker U.S. dollar relative to the Chinese Renminbi, which reduced gross margin by approximately 220 basis points and 100 basis points, respectively.

Research and development ("R&D") expenses. R&D expenses decreased to $14.1 million for the nine months ended September 30, 2026 from $20.9 million for the nine months ended September 30, 2025 attributable to reductions in payroll and related personnel expenses following headcount optimization actions.

Selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $52.2 million for the nine months ended September 30, 2026 from $65.9 million for the nine months ended September 30, 2025. The prior-year period included a one-time charge of $1.3 million related to the abandonment of an office lease. Excluding this item, the decrease primarily reflected ongoing cost-reduction initiatives, including organizational rightsizing. People-related expenses decreased by $8.7 million, and severance costs associated with headcount reductions decreased by $0.9 million. The decrease also reflected $0.6 million in lower volume-driven expenses, consistent with the decline in sales volume, as well as $0.7 million in lower rental expense and $2.0 million in lower discretionary spending, including travel, professional fees and other expenses. These decreases were partially offset by a $0.5 million increase in the reserve for uncollectible accounts receivable.

Interest income (expense), net. Interest expense, net decreased to $0.9 million for the nine months ended September 30, 2026 from $1.0 million for the nine months ended September 30, 2025. The 2026 period included $0.8 million of interest expense associated with the sale of tariff claims. This expense was more than offset by lower interest expense on our line of credit, primarily due to a lower average outstanding loan balance and lower interest rates.

Other income (expense), net. Other expense, net was $2.7 million for the nine months ended September 30, 2026 and for the nine months ended September 30, 2025. The 2026 period includes a $0.6 million increase in losses on the disposal of fixed assets and foreign currency losses incurred during the period.

Provision for income taxes. Income tax expense was $6.1 million for the nine months ended September 30, 2026, relative to a pre-tax income of $0.1 million, compared to income tax expense of $6.6 million for the nine months ended September 30, 2025, relative to a pre-tax loss of $10.9 million. Consistent with 2025, we expect the U.S. to be in a pre-tax loss position without benefit for the full year 2026, resulting in an elevated effective tax rate.

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

(In thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$41,388	$32,306
Available borrowing resources	$45,973	$42,459

Cash and cash equivalents – On September 30, 2026, we had $13.4 million, $6.7 million, $4.6 million, $4.5 million and $12.2 million of cash and cash equivalents in Europe, the PRC, South America, Asia (excluding the PRC), and North America, respectively. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality.

Our cash balances are held in numerous locations throughout the world. The majority of our cash is held outside of the United States and may be repatriated to the United States but, under current law, may be subject to federal and state income taxes and foreign withholding taxes. Additionally, repatriation of some foreign balances is restricted by local laws.

Available Borrowing Resources – Our Third Amended and Restated Credit Agreement ("Third Amended Credit Agreement") with U.S. Bank National Association ("U.S. Bank") provides for a revolving line of credit ("U.S. Credit Line") through September 30, 2027. The U.S. Credit Line may be used for working capital and other general corporate purposes including acquisitions, share repurchases and capital expenditures.

The U.S. Credit Line has a maximum availability of up to $60.0 million, subject to meeting certain financial conditions. Availability is based on "Borrowing Base", which is defined as 75% of accounts receivable aged less than 120 days following their invoice date, less reserves for doubtful accounts and returns. The Borrowing Base is calculated monthly. At September 30, 2026, the U.S. Credit Line total availability was $47.9 million. At November 4, 2026, the U.S. Credit Line total availability was $45.2 million.

Amounts available for borrowing under the U.S. Credit Line are reduced by the balance of any outstanding letters of credit, of which there were $1.9 million at September 30, 2026 and $0.5 million at December 31, 2025. At September 30, 2026 and December 31, 2025, we had $0.0 million and $5.5 million outstanding under the U.S. Credit Line, respectively. At September 30, 2026, our remaining availability under our U.S. Credit Line was $46.0 million. On October 9, 2026, we entered into an additional letter of credit for $0.7 million.

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

At September 30, 2026, the China Credit Line had a maximum availability of up to RMB 130.0 million (approximately $19.4 million), subject to meeting certain financial conditions.

The China Credit Line may be used for working capital purposes. Amounts available for borrowing under the China Credit Line are reduced by the balance of any outstanding letters of credit, of which there were none at September 30, 2026 and December 31, 2025. At September 30, 2026, we had an outstanding balance of RMB 130.0 million (approximately $19.4 million) on our China Credit Line and RMB 0.0 million (approximately $0.0 million) of availability under our China Credit Line.

On June 9, 2026, the Company entered into a Claim Sale and Purchase Agreement (the "Tariff Claim Agreement") with a third party financial institution ("Buyer") pursuant to which the Company agreed to sell, grant and convey to Buyer all of the Company’s and its affiliates’ claims, interests and causes of action, and all related rights, distributions, amounts, payments related thereto and other proceeds thereof, including without limitation any interest thereon and other amounts paid or reimbursed in relation thereto, directly arising from or relating to tariffs previously paid by the Company or its affiliates to Customs and Border Protection (“CBP”) in connection with tariffs originally invoked under the International Emergency Economics Powers Act (“IEEPA”), for which such tariffs were ruled unlawful by the United States Supreme Court on February 20, 2026 (the "Claims"), in consideration for a payment of approximately $7.6 million (the "Purchase Price"). The Purchase Price reflects a discount to the aggregate amount payable by CBP pursuant to the Claims as mutually agreed between the Company and Buyer and is subject to full or partial refund, together with interest, under certain circumstances in which the Claims may be impaired. The Company is subject to certain post-closing cooperation obligations with Buyer with respect to the Claims. The Company has received a total of $9.0 million, including interest, from CBP as of September 30, 2026.

In connection with the expected recovery of IEEPA tariffs, the Company evaluated its contractual and customary business practices with customers and concluded that a portion of the expected recovery is likely to be refunded to certain customers. These anticipated customer refunds represent consideration payable to customers under ASC 606, Revenue from Contracts with Customers, and therefore reduce the transaction price associated with the related customer contracts. Accordingly, the Company recorded an estimated liability of approximately $3.9 million as of June 30, 2026 for expected tariff refunds payable to customers, with a corresponding reduction of net sales in the period. As of September 30, 2026, the balance of this estimated liability is $3.1 million.

See Note 8 contained in the "Notes to Consolidated Financial Statements" for further information regarding our Credit Lines and monetization of Tariff Refund Claims.
Sources and Uses of Cash

Our cash flows were as follows:

(In thousands)	Nine Months Ended September 30, 2026	Increase (Decrease)	Nine Months Ended September 30, 2025
Cash provided by operating activities	$16,613	$(11,224)	$27,837
Cash used for investing activities	(3,490)	2,214	(5,704)
Cash used for financing activities	(6,701)	13,133	(19,834)
Effect of foreign currency exchange rates on cash and cash equivalents	2,660	236	2,424
Net increase in cash and cash equivalents	$9,082	$4,359	$4,723

	September 30, 2026	Increase (Decrease)	December 31, 2025
Cash and cash equivalents	$41,388	$9,082	$32,306
Working capital	$86,157	$348	$85,809

Net cash provided by operating activities was $16.6 million during the nine months ended September 30, 2026 compared to $27.8 million provided by operating activities during the nine months ended September 30, 2025. The decrease in operating cash flows primarily reflects changes in working capital, particularly in accounts receivable, contract assets, and inventory. Net loss was $6.0 million for the nine months ended September 30, 2026, compared to net loss of $17.5 million in the prior-year period. Depreciation and amortization expense was $9.0 million during the nine months ended September 30, 2026 compared to $11.1 million during the nine months ended September 30, 2025, primarily due to lower capital expenditures in recent years, consistent with the decline in production volumes. Inventories decreased by $8.2 million during nine months ended September 30, 2026, compared to a decrease of $1.4 million during the same period in 2025, reflecting improved inventory management practices. A decrease in accounts receivable and contract assets, mainly due to lower sales, resulted in cash inflows of $5.0 million in the nine months ended September 30, 2026 and outflows of $38.9 million in the nine months ended September 30, 2025. Days sales outstanding were 71 days at September 30, 2026, compared to 72 days at September 30, 2025. An increase in accounts payable and accrued liabilities, primarily driven by higher inventory purchases and timing of payments, resulted in cash inflows of $4.2 million during the nine months ended September 30, 2026, compared to outflows of $22.2 million in the prior-year period.

Net cash used for investing activities during the nine months ended September 30, 2026 was $3.5 million, of which $2.7 million and $1.2 million was used for capital expenditures and the development of patents, respectively. Net cash used for investing activities during the nine months ended September 30, 2025 was $5.7 million, of which $3.1 million and $2.3 million was used for capital expenditures and the development of patents, respectively. These outflows were partially offset by $0.3 million proceeds received on the sales of property, plant, and equipment.

Future cash flows used for investing activities are largely dependent on the timing and amount of capital expenditures and the development of patents, respectively. We estimate that we will incur between $1.0 million and $1.5 million during the remainder of 2026.

Net cash used for financing activities was $6.7 million during the nine months ended September 30, 2026 compared to $19.8 million during the nine months ended September 30, 2025. The primary financing activities during the nine months ended September 30, 2026 and 2025 consisted of borrowings and repayments under our Credit Lines and other short-term financing arrangements, as well as repurchases of shares of our common stock. Net repayments on our Credit Lines were $5.6 million during the nine months ended September 30, 2026 compared to $19.1 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we had net repayments of $1.1 million related to proceeds from the sale of tariff claims that were accounted for as short-term financing. In addition, during the nine months ended September 30, 2026, we did not repurchase any of our common stock, compared to our repurchase of 107,000 shares at a cost of $0.8 million during the nine months ended September 30, 2025.

Future cash flows used for financing activities are affected by our financing needs, which are largely dependent on the level of cash provided by or used in operations and the level of cash used in investing activities. Additionally, potential future repurchases of shares of our common stock and dividend payments will impact our cash flows used for financing activities. See Note 13 contained in the "Notes to Consolidated Financial Statements" for further information regarding our share repurchase programs.

Material Cash Commitments – The following table summarizes our material cash commitments and the effect these commitments are expected to have on our cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Credit Lines	$19,683	$19,683	$—	$—	$—
Inventory purchases	11,634	11,634	—	—	—
Operating lease obligations	10,491	891	4,545	2,222	2,833
Property, plant, and equipment purchases	644	644	—	—	—
Software license	5,295	1,152	2,539	1,604	—
Total material cash commitments	$47,747	$34,004	$7,084	$3,826	$2,833

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

From time to time, we may decide to exit certain facilities or otherwise undertake restructuring, reorganization, or other strategic initiatives to realign our resources with our growth strategies, operate more efficiently, and reduce costs. For example, we currently expect to complete the shutdown of manufacturing operations at our facility located in Manaus, Brazil, during the quarter ending March 31, 2027, and we completed the shutdown of our manufacturing facility in Mexico during the fiscal year ended December 31, 2025. We may not realize the level of anticipated benefits/cost savings that we expect to obtain from such facility shutdowns, and may incur costs, including without limitation severance costs and contract termination costs, that exceed our current forecasts.

The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, additional facility consolidations and closures, restructurings, management changes, reductions in investments, shut-downs or discontinuance of businesses, and other actions, each of which may depend on a number of factors that may not be within our control. Any such effort to restructure or streamline our organization may result in restructuring or other costs, such as severance and termination costs, contract and lease termination costs, asset impairment charges, and other costs.

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

Changes in our executive management and Board of Directors may create uncertainty, and if we are unable to successfully manage these transitions or attract and retain qualified management and key personnel, our business could be adversely affected.

In August of 2026, we experienced significant changes in our executive leadership, including the departure of the previous interim Chief Executive Officer, Richard K. Carnifax and the appointment of Wade Jenke as our President and Chief Executive Officer, Sui Man Ho (a.k.a. Raymond Ho) as our Chief Financial Officer, and Lee Haughawout as our Chief Operating Officer. These changes represent further transitions in our senior leadership team and followed additional changes that occurred earlier in the current fiscal year, including the retirement of Ramzi Ammari as our Senior Vice President, Corporate Planning and Strategy of Universal Electronics Inc. in May 2026, the departure from our Board of Directors of Sue Ann R. Hamilton in June 2026, and the determinations by each of William C. Mulligan and Romulo Pontual not to stand for re-election at our 2026 Annual Meeting. We also experienced significant changes to our senior management and Board of Directors during the fiscal year ended December 31, 2025, including the retirement of our Chief Executive Officer, Paul D. Arling, in May 2025, the

retirement of our Chief Financial Officer, Bryan M. Hackworth, in September 2025, the retirement of David Chong as our Executive Vice President, Global Sales, in December 2025, and the retirement of Board member and Audit Committee Chairman, Edward K. Zinser, in August 2025.

Although we endeavor to implement management transitions in a non-disruptive manner, such transitions can be inherently difficult to manage and may affect our ability to meet our financial and operational objectives. Changes in executive leadership may also create uncertainty among our customers, investors, vendors, suppliers, employees and other stakeholders regarding our future direction, strategy, and performance. In addition, replacing executive officers and other key employees can be difficult and may require significant time because of the limited number of individuals with the skills and experience required for these positions. If we are unable to attract and retain qualified personnel, our ability to execute our strategy and business plans could be adversely affected.

Our future performance will depend, in part, on our ability to successfully manage these leadership transitions, integrate newly appointed executive officers into their roles and maintain effective working relationships among members of senior management and our Board of Directors. Failure to effectively manage these transitions or retain other key personnel could result in operational inefficiencies, disruption to our business and difficulty executing our strategic initiatives, any of which could adversely affect our business, financial condition, results of operations and cash flows.

Increases in component costs, shortage, and supply constraints could adversely affect our business, results of operations and financial condition.

We may experience increases in the cost of certain components, raw materials and other materials used in our products, as well as shortages, supply constraints, or extended lead times for certain components. Such cost increases or supply disruptions may result from a variety of factors, including changes in global supply and demand, transportation and logistics constraints, inflationary pressures, supplier capacity limitations, and disruptions affecting our suppliers or their supply chains.

We may not be able to fully or timely offset higher component and material costs through customer pricing actions, cost reductions, productivity improvements, alternative sourcing arrangements, or other measures. Our ability to pass higher costs through to customers may also be limited by competitive conditions, contractual arrangements, customer negotiations, and the timing of price adjustments. In addition, shortages, or delays in the availability of components could disrupt our manufacturing operations, increase procurement and logistics costs, delay product shipments, or adversely affect our ability to meet customer demand.

Accordingly, increases in component and material costs, particularly if combined with component shortages, could adversely affect our gross margins, operating results, cash flows and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the three months ended September 30, 2026, our total stock repurchases, average price paid per share and the maximum number of shares that may yet be purchased on the open market under our plans or programs:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	—	$—	—	1,013,556
August 1, 2026 - August 31, 2026	—	—	—	1,013,556
September 1, 2026- September 30, 2026	—	—	—	1,013,556
Total	—	$—	—

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

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation, as amended through May 19, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2026).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 13, 2018).

10.1#	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith).

10.2#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (filed herewith).

10.3#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity and Incentive Compensation Plan (for directors) (filed herewith).

10.4	English Translation of Line of Credit Agreement signed July 15, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2026).

10.5	English Translation of Working Capital Loan Contract signed July 15, 2026 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 20, 2026).

10.6*	Third Amended and Restated Credit Agreement, dated August 21, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 2026).

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (filed herewith)

32.1**	Section 1350 Certifications of the Chief Executive Officer (furnished herewith)

32.2**	Section 1350 Certifications of the Chief Financial Officer (principal financial officer and principal accounting officer) (furnished herewith)
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

*Schedules (or similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC on a confidential basis upon request.

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

Dated:	November 5, 2026	UNIVERSAL ELECTRONICS INC.

		By:	/s/ Sui Man (Raymond) Ho
Sui Man (Raymond) Ho
Chief Financial Officer (principal financial officer and principal accounting officer)